Form 10QSB
period 2003-11-30
ADVANCED MEDIA INC
filed 2004-02-09
CIK 1250485

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended November 30, 2003


[_] Transition Report under Section 13 or 15(d) of the Exchange Act for the Transition Period from ________ to ___________

                         Commission File Number: 0-50333

                              ADVANCED MEDIA, INC.
        (Exact name of small business issuer as specified in its charter)

         Delaware                                                95-4810658
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

                       17337 Ventura Boulevard, Suite 208
                            Encino, California 91316
                    Issuer's Telephone Number: (818) 784-0040
            (Address and phone number of principal executive offices)



         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [_]   No [X]

         The Registrant has 1,920,000 shares of Common stock, par value $.001 per share issued and outstanding as of January 31, 2004. There is currently no public market for the Company's Common stock.

         Traditional Small Business Disclosure Format (check one)

                                Yes [_]   No [X]

                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB



PART I   FINANCIAL INFORMATION
                                                                            PAGE
Item 1.    Financial Statements .........................................      3
           Balance Sheet
               November 30, 2003 ........................................      4
           Statements of Operations
               For the Three- and Six-Month Periods
               Ended November 30, 2003 and 2002 .........................      5
           Statements of Cash Flows
               For the Six Months Ended
               November 30, 2003 and 2002 ...............................      6
           Notes to Financial Statements ................................      7

Item 2.    Management's Discussion and Analysis or Plan
           of Operation .................................................     13


PART II    OTHER INFORMATION

Item 1.    Legal Proceedings ............................................     18

Item 2.    Changes in Securities and Use of Proceeds ....................     18

Item 3.    Defaults upon Senior Securities ..............................     18

Item 4.    Submission of Matters to a Vote of Security Holders ..........     18

Item 5.    Other Information ............................................     18

Item 6.    Exhibits and Reports on Form 8-K .............................     18

Signatures ..............................................................     19

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                (Financial Statements Commence on Following Page)

ADVANCED MEDIA, INC.


BALANCE SHEET (UNAUDITED)
--------------------------------------------------------------------------------

                                                                    November 30,
                                                                         2003
                                                                      ---------
ASSETS

ACCOUNTS RECEIVABLE, Net of allowance
  for doubtful accounts of $45,897 ..........................         $  32,465

PROPERTY AND EQUIPMENT, Net of accumulated
  depreciation of $5,468 ....................................             6,241

PREPAID EXPENSES AND OTHER ASSETS ...........................             2,297
                                                                      ---------

TOTAL ASSETS ................................................         $  41,003
                                                                      =========


LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES:
Line of credit ..............................................         $  36,832
Accounts payable and accrued expenses .......................            96,550
Accrued royalties ...........................................            15,504
Note payable to shareholder .................................           107,000
Accrued interest due to shareholder .........................             2,060
Due to related party ........................................               800
                                                                      ---------
Total liabilities ...........................................           258,746
                                                                      ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, par value - $.001;
    25,000,000 shares authorized; 1,920,000
    shares issued and outstanding ...........................             1,920
Additional paid-in capital ..................................           172,079
Accumulated deficit .........................................          (391,742)
                                                                      ---------
Total shareholders' deficit .................................          (217,743)
                                                                      ---------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT .................         $  41,003
                                                                      =========


See accompanying notes to financial statements.

ADVANCED MEDIA, INC.


STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
FOR THE THREE AND SIX MONTHS ENDED
NOVEMBER 30, 2003 AND 2002 (UNAUDITED)
--------------------------------------------------------------------------------

                                    THREE MONTHS               SIX MONTHS
                               ----------------------    ----------------------
                                  2003         2002         2003         2002
                               ---------    ---------    ---------    ---------

REVENUES ...................   $  76,145    $  87,843    $ 157,899    $ 173,897

COST OF REVENUES ...........      63,894       37,058       90,760       76,504
                               ---------    ---------    ---------    ---------

GROSS PROFIT ...............      12,251       50,785       67,139       97,393
                               ---------    ---------    ---------    ---------

EXPENSES:
Selling and marketing ......      39,501       29,590       70,234       58,955
General and administrative .      53,837       18,396      109,262       50,550
Research and development ...       2,100        1,750        5,841        6,524
Interest expense ...........       2,141        5,401        3,210       10,541
                               ---------    ---------    ---------    ---------
Total expenses .............      97,579       55,137      188,547      126,570
                               ---------    ---------    ---------    ---------

LOSS BEFORE INCOME TAXES ...     (85,328)      (4,352)    (121,408)     (29,177)

INCOME TAXES ...............         -0-          -0-          -0-          -0-
                               ---------    ---------    ---------    ---------

NET LOSS ...................   $ (85,328)   $  (4,352)    (121,408)     (29,177)
                                                         =========    =========

ACCUMULATED DEFICIT,
  BEGINNING OF PERIOD ......                              (270,334)    (216,830)
                                                         ---------    ---------

ACCUMULATED DEFICIT,
  END OF PERIOD ............                             $(391,742)   $(246,007)
                                                         =========    =========


See accompanying notes to financial statements.

ADVANCED MEDIA, INC.


STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2003 AND 2002 (UNAUDITED)
--------------------------------------------------------------------------------

                                                           2003          2002
                                                        ---------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...........................................    $(121,408)    $ (29,177)
Adjustments to reconcile net loss
     to net cash used by operating activities:
     Provision for bad debts .......................          -0-         3,238
     Depreciation and amortization .................        1,021         1,626
     Changes in operating assets and
         liabilities:
         Accounts receivable .......................       25,804         1,255
         Property and equipment and other assets ...          106        (3,479)
         Related party receivable ..................          -0-       (28,397)
         Accounts payable and accrued expenses .....          815        53,389
         Accrued royalties .........................        7,407       (19,760)
         Accrued distribution cost .................          -0-       (58,265)
                                                        ---------     ---------
Net cash used by operating activities ..............      (86,255)      (79,570)
                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES -
     Purchase of equipment .........................       (1,949)          -0-
                                                        ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft .....................................        1,204        13,610
Net borrowings from shareholder ....................       87,000        39,500
Net borrowings on line of credit ...................          -0-        13,210
                                                        ---------     ---------
Net cash provided by financing activities ..........       88,204        66,320
                                                        ---------     ---------

NET DECREASE IN CASH ...............................          -0-       (13,250)

CASH, BEGINNING OF PERIOD ..........................          -0-        13,250
                                                        ---------     ---------

CASH, END OF PERIOD ................................    $     -0-      $    -0-
                                                        =========     =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
Cash paid for interest .............................    $   1,152     $     129
Cash paid for income taxes .........................    $     -0-     $     -0-


See accompanying notes to financial statements.

ADVANCED MEDIA, INC.


NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS DESCRIPTION - Advanced Media, Inc. (formerly Advanced Knowledge, Inc.; the "Company") is engaged in the development, production and distribution of training and educational video products and services.

         From the Company's inception to April 18, 2003, it was a wholly-owned subsidiary of Enhance Biotech, Inc. ("Enhance"), formerly Becor Communications, Inc. On April 18, 2003, Enhance agreed to transfer 1 million shares of the Company's common stock held by them in exchange for forgiveness of debt of approximately $434,000 due to Buddy Young, the Company's President and majority shareholder. Accordingly, the Company is no longer a wholly-owned subsidiary of Enhance Biotech after April 18, 2003.

         UNCLASSIFIED BALANCE SHEET - In accordance with the provisions of AICPA Statement of Position 00-2, "ACCOUNTING BY PRODUCERS OR DISTRIBUTORS OF FILMS", the Company has elected to present an unclassified balance sheet.

         PERVASIVENESS OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         CONCENTRATION OF CREDIT RISK - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. Accounts receivable are unsecured and the Company is at risk to the extent such amount becomes uncollectible. The Company does not require collateral on sales. As of November 30, 2003, no customer accounted for over 10% of accounts receivable.

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying value of all financial instruments potentially subject to valuation risk (principally consisting of accounts receivable, accrued expenses and note payable) approximates fair value due to the short term maturities of such instruments.

         ACCOUNTS RECEIVABLE - Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable. The Company normally does not require advance payments on orders of products.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS - The allowance for doubtful accounts on accounts receivable is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired (bankruptcy, lack of contact, account balance over one year old, etc.).

         PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation is computed using the straight-line method over an estimated useful life of five years. Property and equipment consists of a telephone system and office equipment costing $11,709.

         LONG-LIVED ASSETS - Statement of Financial Accounting Standards No. 121, "Accounting For The Impairment of Long-Lived Assets and For Long-Lived Assets to Be Disposed of", requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value. This standard did not have a material effect on the Company's results of operations, cash flows or financial position.

         STOCK SPLIT - During  April  2003,  the Board of  Directors  approved a
         forward   stock  split  of  2,500  to  1.  The  stock  split  has  been retroactively reflected in the financial statements.

         REVENUE RECOGNITION - Sales are recognized upon shipment of videos and training manuals to the customer. Rental income is recognized over the related period that the videos are rented. The Company's products may not be returned by the customer unless damaged or defective, in which case the product is replaced. Such returns have been negligible since inception. Accordingly, the Company has made no provision for returns.

         SEGMENT DISCLOSURE - During the quarter ended November 30, 2003, no customer accounted for over 10% of the Company's net sales.

         ADVERTISING EXPENSE - The Company had no advertising costs for the quarters ended November 30, 2003 and November 30, 2002, respectively. The Company does not conduct direct response advertising.

         RESEARCH AND DEVELOPMENT - Company-sponsored research and development costs related to both present and future products are expensed currently as a separate line item in the accompanying statements of operations.

         INCOME TAXES - The Company accounts for its income taxes under the provisions of Statement of Financial Accounting Standards 109 ("SFAS 109"). The method of accounting for income taxes under SFAS 109 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.

         RECENTLY-ISSUED ACCOUNTING PRONOUNCEMENTS - In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities", which nullifies EITF Issue 94-3. SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred in contrast to the date of an entity's commitment to an exit plan, as required by EITF Issue 94-3. The Company does not expect any effect on its financial position or results of operations from the adoption of this statement.

         In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", an amendment of FASB
         Statement No. 123, "Accounting for Stock-Based Compensation". This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not expect any effect on its financial position or results of operations from the adoption of this Statement.

         In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51". This Interpretation requires a company to consolidate the financial statements of a "Variable Interest Entity" ("VIE"), sometimes also known as a "special purpose entity", even if the entity does not hold a majority equity interest in the VIE. The Interpretation requires that if a business enterprise has a "controlling financial interest" in a VIE, the assets, liabilities, and results of the activities of the VIE should be included in consolidated financial statements with those of the business enterprise, even if it holds a minority equity position. This Interpretation was effective immediately for all VIE's created after January 31, 2003; for the first fiscal year or interim period beginning after June 15, 2003 for VIE's in which a company holds a variable interest that it acquired before February 1, 2003. The Company does not expect any effect on its financial position or results of operations from the adoption of this Interpretation.

         In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This Statement establishes standards for how an issuer of debt or equity classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect any effect on its financial position or results of operations from the adoption of this Statement.

2.       NOTE PAYABLE TO SHAREHOLDER

         The Company entered into an agreement with its President and majority shareholder to borrow up to $350,000 with interest at 8.0%. Repayment shall be made when funds are available and the balance of principal and accrued interest is due December 31, 2005.

3.       LINE OF CREDIT

         The Company has a revolving line of credit with a bank which permits borrowings up to $40,000. The line is guaranteed by the Company's President. Interest is payable monthly at 2.22% above the bank's prime rate of interest.

4.       FORGIVENESS OF DEBT

         In January 2003, the Company's Board of Directors agreed to forgive all inter-company receivables and payables with the Company's corporate parent, at that time, Enhance. Based on the related party relationship of the Companies, the amount has been recorded against additional paid-in capital.

5.       INCOME TAXES

         The Company has net operating loss carryforwards totalling approximately $161,000 for Federal income tax purposes available to offset future taxable income through 2022. Deferred tax assets consist substantially of the net operating loss carryforward. The Company has made a 100% valuation allowance against the deferred tax asset. The valuation allowance increased approximately $46,000 due to the net loss incurred in 2003. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

6.       COMMITMENTS AND CONTINGENCIES

         The Company has agreements with companies to pay a royalty on sales of certain videos. The royalty is based on a specified formula, which averages approximately 35% to 45% of gross sales.

         The Company leases its operating facility for $1,796 per month in Encino, California under a non-cancelable operating lease, which expired in February 2003; after February 2003, the Company's lease is month-to-month. Rent expense was approximately $10,400 and $5,400 for the six months ended November 30, 2003 and November 30, 2002, respectively.

7.       LEGAL

         The Company is, from time to time, subject to legal and other matters in the normal course of its business. While the results of such matters cannot be predicted with certainty, management does not believe that the final outcome of any pending matters will have a material effect on the financial position and results of operations of the Company.

8.       REGISTRATION STATEMENT

         The Company has filed a Form 10-SB Registration statement with the Securities and Exchange Commission. As of the date of this report, the Form 10-SB has not become effective.

ADVANCED MEDIA,, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CRITICAL ACCOUNTING POLICIES

         Our discussion and analysis of our financial condition and results of operations are based upon our statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with our Board of Directors, we have identified four accounting policies that we believe are key to an understanding of our financial statements. These are important accounting policies that require management's most difficult, subjective judgments.

         The first critical accounting policy relates to revenue recognition. We recognize revenue from product sales upon shipment to the customer. Rental income is recognized over the related period that the videos are rented. Based on the nature of our product, we do not accept returns. Damaged or defective product is replaced upon receipt. Such returns have been negligible since the Company's inception.

         The second critical accounting policy relates to research and development expenses. We expense all research and development expenses as incurred. Costs incurred to establish the feasibility and marketability of a product are expensed as incurred and included in Research and Development expenses.

         The third critical accounting policy relates to accounts receivable. Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable. The Company normally does not require advance payments on orders of products.

         The fourth critical accounting policy relates to the allowance for doubtful accounts. The allowance for doubtful accounts on accounts receivable is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired (bankruptcy, lack of contact, account balance over one year old, etc.).

THREE-MONTH PERIOD ENDED NOVEMBER 30, 2003 COMPARED TO THREE-MONTH PERIOD ENDED NOVEMBER 30, 2002

GENERAL

         Our revenues for the three month period ended November 30, 2003 were approximately $76,000. Revenues for the prior three month period ended November 30, 2002, were approximately $88,000. This represents a decrease of $12,000. This decrease was mainly due to general economic conditions during this three month period.

         Net product sales made up nearly 100% of the total revenue in both three month periods. Sales of videos produced by other companies accounted for approximately 85% of sales in both fiscal 2003 and 2002.

COSTS AND EXPENSES

         From 2002 to 2003, the cost of goods sold during the three month period ended November 30, increased from $37,000 to $64,000. This represents an increase of $27,000. The cost of goods sold as a percent of sales increased by approximately 42% (43% in 2002 to 85% in 2003). This is primarily due to production costs incurred on several new videos which have not produced any significant revenues to date. Total operating expenses increased from $55,000 in the three month period ended November 30, 2002 to $98,000 during the same period in 2003. This represents an increase of $43,000. This increase was due primarily to marketing expenditures incurred for the launching of a new video, additional consulting fees, and additional payroll expenses for administrative personnel.

         Selling and marketing expenses increased from $30,000 in 2002 to $40,000 in 2003. This represents an increase of $10,000. The increase in selling and marketing was the result of the costs incurred to build up our sales force, advertising and marketing programs, much of which will benefit future periods. Selling and marketing expenses are expected to increase as we engage additional sales representatives and staff.

         General and administrative expenses increased from $18,000 in 2002 to $54,000 in 2003. This represents an increase of $36,000. This increase was the result of increased payroll and benefits for professional and administrative personnel. We anticipate that our general and administrative expenses will increase as we add additional administrative personnel to support the increased infrastructure.

         Research and development expenses increased slightly from $1,800 in 2002 to $2,100 in 2003. We anticipate that such costs will increase slightly as we create and develop new training video products.

         Interest expense decreased from $5,400 in 2002, to $2,100 in 2003. This represents a decrease of $8,000. This decrease is due to a major portion of the debt owed to the Company's President being converted into equity during 2003.

         The net loss increased from $4,000 in 2002 to $85,000 in 2003. The cause of this increase is mainly due to additional personnel and consulting costs to build up our infrastructure.

SIX MONTH PERIOD FISCAL 2003 COMPARED TO SIX MONTH PERIOD FISCAL 2002

GENERAL

         Our revenues for the six month period ended November 30, 2003 were approximately $158,000. Revenues for the prior six month period ended November 30, 2002, were approximately $174,000. This represents a decrease of $16,000. This decrease was mainly due to general economic conditions during this six month period.

         Net product sales made up nearly 100% of the total revenue in both six month periods. Sales of videos produced by other companies accounted for approximately 85% of sales in both fiscal 2003 and 2002.

COSTS AND EXPENSES

         From 2002 to 2003, the cost of goods sold during the six month period ended November 30, increased from $77,000 to $91,000. This represents an increase of $14,000. The cost of goods sold as a percent of sales increased by approximately 15% (43% in 2002 to 58% in 2003) several new videos which have not produced any significant revenues to date. Total operating expenses increased from $127,000 in the six month period ended November 30, 2002 to $189,000 during the same period in 2003. This represents an increase of $62,000. This increase was due primarily to marketing expenditures incurred for the launching of a new video, additional consulting fees, and additional payroll expenses for administrative personnel. Our fixed overhead, consisting primarily of rent, was approximately $20,000 in 2002 and $16,000 in 2003. This decrease represents a downsizing of facility use in 2003. For fiscal 2004, we anticipate that operating expenses will run higher than 2003. This is mainly due to increased payroll expenses for sales and administrative personnel. We expect that gross profits, as a percentage of sales, should increase and that, as sales increase, the cost of goods sold will increase proportionately.

         Selling and marketing expenses increased from $59,000 in 2002 to $70,000 in 2003. This represents an increase of $11,000. The increase in selling and marketing was the result of the costs incurred to build up our sales force, advertising and marketing programs, much of which will benefit future periods. Selling and marketing expenses are expected to increase as we engage additional sales representatives and staff.

         General and administrative expenses increased from $51,000 in 2002 to $109,000 in 2003. This represents an increase of $58,000. This increase was the result of increased payroll and benefits for professional and administrative personnel. We anticipate that our general and administrative expenses will increase as we add additional administrative personnel to support the increased infrastructure.

         Research and development expenses decreased slightly from $6,500 in 2002 to $6,000 in 2003. We anticipate that such costs will increase slightly as we create and develop new training video products.

         Interest expense decreased from $11,000 in 2002, to $3,000 in 2003. This represents a decrease of $8,000. This decrease is due to a major portion of the debt owed to the Company's President being converted into equity during 2003.

         The net loss increased from $29,000 in 2002 to $121,000 in 2003. The cause of this increase is mainly due to additional personnel and consulting costs to build up our infrastructure.

         We have an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $350,000 at 8% interest through December 31, 2004. Repayment is to be made when funds are available with the balance of principal and interest due December 31, 2005. The Company has borrowed approximately $120,000 through January 31, 2004.

PLAN OF OPERATION

         We will continue to devote our limited resources to marketing and distributing workforce training videos and related training materials. At this time these efforts are focused on three videos produced by us, "The Cuban Missile Crisis: A Case Study In Decision Making And Its Consequences," "What It Really Takes To Be A World Class Company," "How Do You Put A Giraffe In The Refrigerator?." "In addition, we anticipates spending some of our resources on the production of additional training videos, and the marketing and distribution of training videos produced by other companies. The amount of funds available for these expenditures will be determined by cash flow from operations, as well as, our ability to raise capital through an equity offering or further borrowing from our President, and other traditional borrowing sources. There can be no assurance that we will be successful in these efforts.

         Management expects that sales of its videos and training materials, along with available funds under an agreement with its President and majority shareholder should satisfy its cash requirements through December 31, 2004. The Company's marketing expenses and the production of new training videos will be adjusted accordingly.

         We currently have 4 employees. If cash resources permit, the Company plans to increase its employees to 6 during calendar 2004 (2 administrative, 4 sales).

LIQUIDITY AND CAPITAL RESOURCES

         We are a company with a limited operating history and a history of net losses.

         We had a cash balance of approximately $12,700 on January 31, 2004. We have an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $350,000 at 8% interest through December 31, 2004. We owed our President a total of approximately $120,000 in principal under the note as of January 31, 2004. The note is collateralized by all of our right, title and interest in and to our video productions and projects, regardless of their stage of production, including all related contracts, licenses, and accounts receivable. Any unpaid principal and interest under the Note will be due and payable on December 31, 2005.

         The Company has a revolving line of credit with Bank of America. This line of credit permits the Company to borrow up to $40,000. The line of credit is guaranteed by the Company's President. Interest is payable monthly at 2.22% above the bank's prime rate of interest (6.22% at January 31, 2004). The line of credit does not require the Company to meet performance criteria or maintain any minimum levels of income or assets. It does require the company to maintain insurance, maintain a modern system of accounting in accordance with generally accepted accounting principles ("GAAP") and to comply with the law. The Company is in compliance with the terms and conditions of the line of credit. Our outstanding balance as of January 31, 2004, was $36,860.

         As of August 31, 2003, we had a bank overdraft of $11,000. The overdraft was a result of the timing in depositing funds advanced by the Company's President to cover checks written. We have instituted procedures to prevent future overdraft situations and do not expect such a reoccurrence to happen in the future. No further overdraft has occurred since August 31, 2003.

         Our allowance for doubtful accounts significantly increased from 45% of gross receivables at May 31, 2003, to 59% at November 30, 2003. Based on the few full-time staff we had available earlier in our year, collections of our receivables were not adequately followed up on. Based on the age of the receivables, we provided a conservative allowance in each period. We have instituted procedures to insure more timely follow-up on past due accounts and do not expect our allowance to be a significant portion of our total receivables in the future.

         If revenues from the sale of our videos do not provide sufficient funds to maintain operations, then we believe the raising of funds through further borrowings from our President or traditional borrowing sources will be sufficient to satisfy our budgeted cash requirements through December 31, 2004. As stated above, we may attempt a private placement sale of our common stock. Further, our ability to pursue any business opportunity that requires us to make cash payments would also depend on the amount of funds that we can secure from these various sources. If funding is not available from any of these sources to meet our needs, we will either delay production of one or more of our planned videos or delay any business transaction requiring the payment of cash, or both.


                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS      None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS       None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         During the quarter ended November 30, 2003, no matters were submitted to the Company's security holders.

ITEM 5.  OTHER INFORMATION     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         31.1 Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     ADVANCED MEDIA, INC.
                                                     (Registrant)


Dated: February 9, 2004                              /S/ BUDDY YOUNG
                                                     ---------------------------
                                                     Buddy Young, President and
                                                     Chief Executive Officer