Form 10QSB
period 2004-02-29
ADVANCED MEDIA INC
filed 2004-04-13
CIK 1250485

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended February 29, 2004


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

                               Yes [_]   No [X]

         The Registrant has 1,920,000 shares of Common stock, par value $.001 per share issued and outstanding as of March 31, 2004. There is currently no public market for the Company's Common stock.

         Traditional Small Business Disclosure Format (check one)

                               Yes [_]   No [X]

                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB



PART I   FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----
Item 1.  Financial Statements..........................................        3
         Balance Sheet
             February 29, 2004.........................................        3
         Statements of Operations
             For the Three- and Nine-Month Periods
             Ended February 29, 2004 and 2003..........................        4
         Statements of Cash Flows
             For the Nine Months Ended
             February 29, 2004 and 2003................................        5
         Notes to Financial Statements.................................        6

Item 2.  Management's Discussion and Analysis or Plan
         of Operation..................................................       11

Item 3.  Controls and Procedures.......................................       18

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.............................................       18

Item 2.  Changes in Securities and Use of Proceeds.....................       18

Item 3.  Defaults upon Senior Securities...............................       18

Item 4.  Submission of Matters to a Vote of Security Holders...........       18

Item 5.  Other Information.............................................       18

Item 6.  Exhibits and Reports on Form 8-K..............................       18

Signatures.............................................................       19

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

ADVANCED MEDIA, INC.

BALANCE SHEET (UNAUDITED)
FEBRUARY 29, 2004
--------------------------------------------------------------------------------

ASSETS

CASH ........................................................         $   6,788

ACCOUNTS RECEIVABLE, Net of allowance
  for doubtful accounts of $45,897 ..........................            66,892

PROPERTY AND EQUIPMENT, Net of accumulated
  depreciation of $5,968 ....................................             5,741

PREPAID EXPENSES AND OTHER ASSETS ...........................             2,296
                                                                      ---------

TOTAL ASSETS ................................................         $  81,717
                                                                      =========


LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES:
Line of credit ..............................................         $  36,832
Accounts payable and accrued expenses .......................           123,950
Accrued royalties ...........................................            20,770
Note payable to shareholder .................................           140,000
Accrued interest due to shareholder .........................             4,573
Due to related party ........................................               800
                                                                      ---------
Total liabilities ...........................................           326,925
                                                                      ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, par value - $.001;
    25,000,000 shares authorized; 1,920,000
    shares issued and outstanding ...........................             1,920
Additional paid-in capital ..................................           172,079
Accumulated deficit .........................................          (419,207)
                                                                      ---------
Total shareholders' deficit .................................          (245,208)
                                                                      ---------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT .................         $  81,717
                                                                      =========

See accompanying notes to financial statements.


ADVANCED MEDIA, INC.

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED
FEBRUARY 29, 2004 AND FEBRUARY 28, 2003
--------------------------------------------------------------------------------

                                     THREE MONTHS                   NINE MONTHS
                             --------------------------    --------------------------
                                 2004           2003           2004           2003
                             -----------    -----------    -----------    -----------
REVENUES .................   $   131,707    $   126,480    $   289,236    $   300,377

COST OF REVENUES .........        57,233         50,106        148,020        126,610
                             -----------    -----------    -----------    -----------

GROSS PROFIT .............        74,474         76,374        141,216        173,767
                             -----------    -----------    -----------    -----------

EXPENSES:
Selling and marketing ....        34,641         57,157        104,489        116,112
General and administrative        58,195         28,782        168,560         79,332
Forgiveness of related
  party debt .............          --          141,063           --          141,063
Research and development .         5,401          4,950         10,925         11,474
                             -----------    -----------    -----------    -----------
Total expenses ...........        98,237        231,952        283,974        347,981
                             -----------    -----------    -----------    -----------

LOSS FROM OPERATIONS .....       (23,763)      (155,578)      (142,758)      (174,214)

OTHER EXPENSE - Interest .        (2,903)        (6,102)        (6,115)       (16,643)
                             -----------    -----------    -----------    -----------

LOSS BEFORE INCOME TAXES .       (26,666)      (161,680)      (148,873)      (190,857)

INCOME TAXES .............           800           --              800           --
                             -----------    -----------    -----------    -----------

NET LOSS .................   $   (27,466)   $  (161,680)   $  (148,873)   $  (190,857)
                             ===========    ===========    ===========    ===========


NET LOSS PER SHARE .......   $     (0.01)   $     (0.09)   $     (0.08)   $     (0.10)
                             ===========    ===========    ===========    ===========

WEIGHTED AVERAGE SHARES
  OUTSTANDING ............     1,900,000      1,900,000      1,900,000      1,900,000
                             ===========    ===========    ===========    ===========

See accompanying notes to financial statements.

ADVANCED MEDIA, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED
FEBRUARY 29, 2004 AND FEBRUARY 28, 2003
--------------------------------------------------------------------------------

                                                            2004         2003
                                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .............................................   $(148,873)   $(190,857)
Adjustments to reconcile net loss to net cash used
     by operating activities:
     Depreciation and amortization ...................       1,521        1,626
     Reserve for bad debts ...........................       2,231         --
     Forgiveness of related party debt ...............        --        141,063
     Changes in operating assets and liabilities:
         Accounts receivable .........................     (10,854)      (8,420)
         Accounts payable and accrued expenses .......      47,128       10,630
         Prepaid expenses and other assets ...........         107       (1,367)
                                                         ---------    ---------
Net cash used by operating activities ................    (108,740)     (47,325)
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES -
     Purchase of equipment ...........................      (1,949)        --
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings from shareholder ......................     120,000      117,157
Bank overdraft .......................................      (2,523)      22,119
Borrowings on note payable ...........................        --         13,210
Related party advances ...............................        --       (118,411)
                                                         ---------    ---------
Net cash provided by financing activities ............     117,477       34,075
                                                         ---------    ---------

NET CHANGE IN CASH ...................................       6,788      (13,250)

CASH, BEGINNING OF PERIOD ............................        --         13,250
                                                         ---------    ---------

CASH, END OF PERIOD ..................................   $   6,788    $    --
                                                         =========    =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
         INFORMATION:
Cash paid for interest ...............................   $    --      $   1,400
Cash paid for income taxes ...........................   $     800    $   1,236


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

         UNCLASSIFIED BALANCE SHEET - In accordance with the provisions of AICPA Statement of Position 00-2, "ACCOUNTING BY PRODUCERS OR DISTRIBUTORS OF FILMS," the Company has elected to present an unclassified balance sheet.

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

         CONCENTRATION OF CREDIT RISK - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. Accounts receivable are unsecured and the Company is at risk to the extent such amount becomes uncollectible. The Company does not require collateral on sales. As of February 29, 2004, one customer accounted for 26% of accounts receivable.

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying value of all financial instruments potentially subject to valuation risk (principally consisting of accounts receivable, accrued expenses and note payable) approximates fair value due to the short-term maturities of such instruments.

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

         SIGNIFICANT CUSTOMER - During the nine months ended February 29, 2004, one customer accounted for 11% of the Company's net sales.

         ADVERTISING EXPENSE - The Company had no advertising costs for the nine months ended February 29, 2004 and February 28, 2003, respectively. The Company does not conduct direct response advertising.

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

         RECENTLY-ISSUED ACCOUNTING PRONOUNCEMENTS - In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies EITF Issue 94-3. SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred in contrast to the date of an entity's commitment to an exit plan, as required by EITF Issue 94-3. The Company does not expect any effect on its financial position or results of operations from the adoption of this statement.

         In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation--Transition and Disclosure," an amendment of FASB
         Statement No. 123, "Accounting for Stock-Based Compensation." This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not expect any effect on its financial position or results of operations from the adoption of this Statement.

         In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This Interpretation requires a company to consolidate the financial statements of a "Variable Interest Entity" ("VIE"), sometimes also known as a "special purpose entity", even if the entity does not hold a majority equity interest in the VIE. The Interpretation requires that if a business enterprise has a "controlling financial interest" in a VIE, the assets, liabilities, and results of the activities of the VIE should be included in consolidated financial statements with those of the business enterprise, even if it holds a minority equity position. This Interpretation was effective immediately for all VIE's created after January 31, 2003; for the first fiscal year or interim period beginning after June 15, 2003 for VIE's in which a company holds a variable interest that it acquired before February 1, 2003. The Company does not expect any effect on its financial position or results of operations from the adoption of this Interpretation.

         In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This Statement establishes standards for how an issuer of debt or equity classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect any effect on its financial position or results of operations from the adoption of this Statement.

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

5.       INCOME TAXES

         The Company has net operating loss carryforwards totalling approximately $161,000 for Federal income tax purposes available to offset future taxable income through 2022. Deferred tax assets consist substantially of the net operating loss carryforward. The Company has made a 100% valuation allowance against the deferred tax asset. The valuation allowance increased approximately

         $46,000 due to the net loss incurred in fiscal 2004. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

6.       COMMITMENTS AND CONTINGENCIES

         The Company has agreements with companies to pay a royalty on sales of certain videos. The royalty is based on a specified formula, which averages approximately 35% to 45% of gross sales.

         The Company leases its operating facility for $1,796 per month in Encino, California under a month to month lease. Rent expense was approximately $15,600 and $8,000 for the nine months ended February 29, 2004 and February 28, 2003, respectively.

7.       LEGAL

         The Company is, from time to time, subject to legal and other matters in the normal course of its business. While the results of such matters cannot be predicted with certainty, management does not believe that the final outcome of any pending matters will have a material effect on the financial position and results of operations of the Company.


--------------------------------------------------------------------------------

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

SELECT FINANCIAL INFORMATION

                                                     FOR THE THREE MONTHS ENDED
                                                     02/29/04          02/28/03
                                                   (Unaudited)       (Unaudited)
Statement of Operations Data
Total revenue ..............................        $ 131,707         $ 126,480
Operating loss .............................        $ (23,763)        $(155,578)
Net loss after taxes .......................        $ (27,466)        $(161,680)
Net loss per share .........................        $   (0.01)        $   (0.09)

Balance Sheet Data
Total assets ...............................        $  81,717         $  75,973
Total liabilities ..........................        $ 326,925         $ 587,603
Stockholder's deficit ......................        $(245,208)        $(511,630)


RESULTS OF OPERATIONS

GENERAL

         Advanced Media's core business is the development, production and distribution of management and general workforce training videos for use by businesses throughout the world. In addition to distributing videos produced by us, we market and distribute training videos financed and produced by other producers, which currently account for approximately 85% of our revenues.

         Workforce training industry trends have demonstrated that the amount of money allocated by companies for the training of their employees varies according to general economic conditions. In many cases in a good economy training department budgets are increased, and as a result more funds are available to purchase training videos and other employee training products. Conversely, when economic conditions are not good companies tend to cut back on the amount of funds spent on the purchase of workforce training products. We anticipate that general economic conditions will continue to have a direct effect on our revenues.

THREE-MONTH PERIOD ENDED FEBRUARY 29, 2004 COMPARED TO THREE-MONTH PERIOD ENDED FEBRUARY 28, 2003

REVENUES

         Our revenues for the three month period ended February 29, 2004 were approximately $131,707. Revenues for the prior three month period ended February 28, 2003, were approximately $126,480. This represents an increase of $5,227. This increase during this period was mainly due to the purchase of training videos by a new customer located in Dallas Texas.

         Product sales made up nearly 100% of the total revenue in both three month periods. Rental of videos were less than 1% of our sales in both periods. We expect the rentals of videos to continue to represent approximately the same percentage of revenues for the foreseeable future. Sales of videos produced by other companies accounted for approximately 85% of sales in both fiscal 2004 and 2003. As a result of our limited financial resources which prevent us from financing and producing many new videos, we expect that the sale of videos produced by others will continue to represent approximately 85% of revenues.

COSTS AND EXPENSES

         From 2003 to 2004, the cost of goods sold during the three month period ended February 29, 2004, increased from $50,106 to $57,233. This represents an increase of $7,127. The cost of goods sold as a percent of sales increased by approximately 3% (40% in 2003 to 43% in 2004). This increase is primarily due to the sale of a number of third party videos from several producers which we contractually receive a lower percentage discount, causing us to pay a higher price for the product.

         As stated earlier, approximately 85% of our revenue is generated from the sale of training videos produced by companies with which we have distribution contracts with. The terms of these distribution contracts vary with regard to percentage of discount we receive. These discounts range from a low of 35% to a high of 50% of gross receipts. As we cannot predict which companies will produce better selling videos in any one period, we cannot predict future product mix. However, we anticipate that the cost of goods sold as a percentage of revenues will be approximately within the 40 to 51 percent range.

         Total operating expenses decreased from $231,952 in the three month period ended February 28, 2003 to $98,237 during the same period in 2004. This represents a decrease of $133,715. This decrease was due to the forgiveness of $141,063 inter company debt in fiscal 2003. Excluding the debt forgiveness, total operating expenses increased $7,348 in the 3 months ended February 29, 2004 when compared to the 3 months ended February 28, 2003.

         In January 2003, the Company's Board of Directors agreed to forgive all inter-company receivables and payables with the Company's corporate parent, at that time Enhance Biotech, Inc. Based on the related party relationship of the Companies, the amount has been recorded against additional paid-in capital.

         Selling and marketing expenses decreased from $57,157 in 2003 to $34,641 in 2004. This represents a decrease of $22,516. This decrease during this period of approximately 40% in selling and marketing expense resulted from the fact that we did not introduce into the marketplace any new training videos produced by us.

         Our selling and marketing costs are directly related to the introduction of new videos produced by us. These costs are mainly comprised of the creation of advertising and publicity materials, the making of preview copies of the video to be sent to other distributors, and for advertising space in trade publications.

         General and administrative expenses increased from $28,782 in 2003 to $59,195 in 2004. This represents an increase of $30,413. This increase was primarily the result of increased payroll and consulting fees paid to professional and administrative personnel. The main components in these general and administrative expenses are salaries for our employees, consulting fees, and professional fees for accounting and legal services, and rent. We anticipate that our general and administrative expenses will continue to increase as we expect to add additional administrative personnel to support an increased infrastructure.

         Research and development expenses increased slightly from $4,950 in 2003 to $5,401 in 2004. Our research and development costs are comprised mainly of fees paid to writers for the initial preparation of an outline for a new training video. Based on our analysis of the outline's sales potential, we will make a decision as to whether or not to move forward with the production. We anticipate that such costs will increase slightly as we continue to evaluate and develop new training videos.

         Interest expense decreased from $6,102 in 2003, to $2,903 in 2004. This represents a decrease of $3,199. This decrease is due to $222,000 owed to the Company's President being converted into Advanced Media common stock during 2003.

         Prior to April 18, 2003, our then parent company, Enhance Biotech, owed Mr. Young approximately $237,000 in principal and interest and we owed Mr. Young approximately $222,000 in principal and interest. However, on that date, $439,000 of that combined debt due to Mr. Young was converted into Advanced Media common stock as described below. The remaining obligation of $25,000 in principal due Mr. Young was assumed by Enhance Biotech. In exchange, Enhance Biotech transferred 1,000,000 shares of Advanced Media common stock held by Enhance Biotech to Mr. Young, thereby converting approx. $439,000 of the debt into equity.

         Our net loss decreased from $161,680 in 2003 to $27,466 in 2004. This is a decrease of $134,214. The primary cause of this decrease is the January 2003, forgiveness of $141,053 of inter-company debt.

NINE MONTH PERIOD ENDED FEBRUARY 29, 2004 COMPARED TO NINE MONTH PERIOD ENDED FEBRUARY 28, 2003

REVENUES

         Our revenues for the nine month period ended February 29, 2004 were approximately $289,236. Revenues for the prior nine month period ended February 28, 2003, were approximately $300,377. This represents a decrease of $11,141. As stated earlier, our revenues are directly impacted by the general state of the economy. During this nine month period many companies were downsizing rather than hiring new employees, and at the same time reducing the amount of funds available for employee training. We believe this is the main cause of the decrease in our revenues during this period.

         Net product sales made up nearly 100% of the total revenue in both nine month periods. Rental of videos were less than 1% of our sales in both periods. We expect the rentals of videos to continue to represent approximately the same percentage of revenues for the foreseeable future. Sales of videos produced by other companies accounted for approximately 85% of sales in both fiscal 2004 and 2003.

COSTS AND EXPENSES

         From 2003 to 2004, the cost of goods sold during the nine month period ended February 29, 2004, increased from $126,610 to $148020. This represents an increase of $21,410. The cost of goods sold as a percent of sales increased by approximately 9 percentage points (42% in 2003 to 51% in 2004.) This increase is primarily due to the sale of a higher number of third party videos during this period that we contractually receive a lower percentage discount, causing us to pay a higher price for the product. As we cannot predict which companies will produce better selling videos in any one period, we cannot predict future product mix. However, we anticipate that the cost of goods sold as a percentage of revenues will continue to be approximately within the 40 to 51 percent range.

         Total operating expenses decreased from $347,981 in the nine month period ended February 28, 2003 to $283,974 during the same period in 2004. This represents an decrease of $64,007. This decrease was primarily due to the forgiveness of $141,063 inter company related debt, offset by an increase in our fixed overhead, consisting primarily of rent, approximately $16,000 in 2003 and $21,000 in 2004. This increase is primarily due to a move to a larger facility in February 2003. The move was made necessary as a result of our adding two additional administrative employees. We anticipate that operating expenses will continue to increase due to increased payroll expenses for sales and administrative personnel.

         Selling and marketing expenses decreased from $116,112 in 2003 to$104,489 in 2004. This represents a decrease of $11,623. As stated earlier, our selling and marketing costs are directly affected by the number of new training products we introduce into the marketplace. The decrease in selling and marketing was the result of our introducing fewer new products into the marketplace during this period, as compared to the same period in 2003.

         General and administrative expenses increased from $79,332 in 2003 to $168,560 in 2004. This represents an increase of $89,228. This increase was primarily the result of increased payroll and consulting fees paid to professional and administrative personnel. The main components in these general and administrative expenses are salaries for our employees, consulting fees, and professional fees for accounting and legal services, and rent. We anticipate that our general and administrative expenses will continue to increase as we add additional administrative personnel to support the increased infrastructure. Research and development expenses decreased slightly from $11,474 in 2003 to $10,925 in 2004. We anticipate that such costs will increase slightly as we evaluate and develop new training video products.

         Interest expense decreased from $16,643 in 2003, to $6115 in 2004. This represents a decrease of $10,528. As stated above, this decrease is due to a major portion of the debt owed to the Company's President being converted into equity during 2003.

         The net loss decreased from $190,857 in 2003 to $148,873 in 2004. This represents a decrease of 41,904. This decrease was due to the forgiveness of inter company related debt.

PLAN OF OPERATION

         We will continue to devote our limited resources to marketing and distributing workforce training videos and related training materials. At this time these efforts are focused on the sale of videos produced by third parties. 85% of our revenue is derived from these sales. Additionally, we will continue to market three videos produced by us, "The Cuban Missile Crisis: A Case Study In Decision Making And Its Consequences," "What It Really Takes To Be A World Class Company," "How Do You Put A Giraffe In The Refrigerator?." In addition, we anticipate spending some of our resources on the production and marketing of additional training videos produced by us. The amount of funds available for these expenditures will be determined by cash flow from operations, as well as, our ability to raise capital through an equity offering or further borrowing from our President, and other traditional borrowing sources. There can be no assurance that we will be successful in these efforts.

         Management expects that sales of videos and training materials, along with available funds under an agreement with its President and majority shareholder should satisfy our cash requirements through December 31, 2004. The Company's marketing expenses and the production of new training videos will be adjusted accordingly.

         We currently have 4 employees. If cash resources permit, the Company plans to increase its employees to 6 during calendar 2004 (2 administrative, 4 sales).

LIQUIDITY AND CAPITAL RESOURCES

         We are a company with a limited operating history and a history of net losses.

         We had a cash balance of approximately $30,000 on March 31, 2004. We have an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $350,000 at 8% interest through December 31, 2004. We owed our President a total of approximately $148,000 in principal under the agreement as of March 31, 2004. The note is collateralized by all of our right, title and interest in and to our video productions and projects, regardless of their stage of production, including all related contracts, licenses, and accounts receivable. Any unpaid principal and interest under the Note will be due and payable on December 31, 2005.

         The Company has a revolving line of credit with Bank of America. This line of credit permits the Company to borrow up to $40,000. The line of credit is guaranteed by the Company's President. Interest is payable monthly at 2.22% above the bank's prime rate of interest (6.22% at February 29, 2004). The line of credit does not require the Company to meet performance criteria or maintain any minimum levels of income or assets. It does require the company to maintain insurance, maintain a modern system of accounting in accordance with generally accepted accounting principles ("GAAP") and to comply with the law. The Company is in compliance with the terms and conditions of the line of credit. Our outstanding balance as of February 29, 2004, was $36,860.

         Our allowance for doubtful accounts significantly increased from 45% of gross receivables at May 31, 2003, to 59% at February 29, 2004. Based on the few full-time staff we had available earlier in our year, collections of our receivables were not adequately followed up on. Based on the age of the receivables, we provided a conservative allowance in each period. We have instituted procedures to insure more timely follow-up on past due accounts.

         If revenues from the sale of our videos do not provide sufficient funds to maintain operations, then we believe the raising of funds through further borrowings from our President or traditional borrowing sources will be sufficient to satisfy our budgeted cash requirements through December 31, 2004. Additionally, we may attempt a private placement sale of our common stock. Further, our ability to pursue any business opportunity that requires us to make cash payments would also depend on the amount of funds that we can secure from these various sources. If funding is not available from any of these sources to meet our needs, we will either delay production of one or more of our planned videos or delay any business transaction requiring the payment of cash, or both.

         If funding is insufficient at any time in the future, we may not be able to take advantage of business opportunities or respond to competitive pressures, any of which could have a negative impact on the business, operating results and financial condition. In addition, if additional shares were issued to obtain financing, current shareholders may suffer a dilutive effect on their percentage of stock ownership in Advanced Media.

ITEM 3.  CONTROLS AND PROCEDURES

         The principal executive officer and principal financial officer of the Company, who are the same person ("the Certifying Officer") with the assistance of advisors, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in section 240.13a-14(c) and 240.15d-14(c) under the Exchange Act) within 90 days prior to the filing of this annual report. Based upon the evaluation, the Certifying Officer concludes that the Company's disclosure controls and procedures are effective in timely alerting management to material information relative to the Company which is required to be disclosed in its periodic filings with the SEC.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS     None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS       None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         During the quarter ended February 29, 2004, no matters were submitted to the Company's security holders.

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

                                       ADVANCED MEDIA, INC.
                                       (Registrant)


Dated: April 12, 2004                  /S/ BUDDY YOUNG
                                       -----------------------------------------
                                           Buddy Young, President and Chief
                                           Executive Officer