Form 10QSB/A
period 2003-11-30
ADVANCED MEDIA INC
filed 2004-04-15
CIK 1250485

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 AMENDMENT NO. 1
                                  FORM 10-QSB/A


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

         The Registrant has 1,920,000 shares of Common stock, par value $.001 per share issued and outstanding as of November 30, 2003. There is currently no public market for the Company's Common stock.

         Traditional Small Business Disclosure Format (check one)
                               Yes [_]    No [X]

                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB



PART I   FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----
Item 1.  Financial Statements .......................................         3
         Balance Sheet
             November 30, 2003 ......................................         4
         Statements of Operations and Accumulated Deficit
             For the Three- and Six-Month Periods
             Ended November 30, 2003 and 2002 .......................         5
         Statements of Cash Flows
             For the Six Months Ended
             November 30, 2003 and 2002 .............................         6
         Notes to Financial Statements                                        7

Item 2.  Management's Discussion and Analysis or Plan
         of Operation ...............................................        12

Item 3.  Controls and Procedures ....................................        18

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings ..........................................        19

Item 2.  Changes in Securities and Use of Proceeds ..................        19

Item 3.  Defaults upon Senior Securities ............................        19

Item 4.  Submission of Matters to a Vote of Security Holders ........        19

Item 5.  Other Information ..........................................        19

Item 6.  Exhibits and Reports on Form 8-K ...........................        19

Signatures ..........................................................        20

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

ADVANCED MEDIA, INC.

BALANCE SHEET (UNAUDITED)
--------------------------------------------------------------------------------
                                                                       November
                                                                          30,
                                                                         2003
                                                                      ---------
ASSETS

ACCOUNTS RECEIVABLE, Net of allowance
  for doubtful accounts of $45,897 ..........................         $  32,465

PROPERTY AND EQUIPMENT, Net of accumulated
  depreciation of $5,468 ....................................             6,241

PREPAID EXPENSES AND OTHER ASSETS ...........................             2,297
                                                                      ---------

TOTAL ASSETS ................................................         $  41,003
                                                                      =========

LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES:
Line of credit ..............................................         $  36,832
Bank overdraft ..............................................             3,727
Accounts payable and accrued expenses .......................            92,823
Accrued royalties ...........................................            15,504
Note payable to shareholder .................................           107,000
Accrued interest due to shareholder .........................             2,060
Due to related party ........................................               800
                                                                      ---------
Total liabilities ...........................................           258,746
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

ADVANCED MEDIA, INC.

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
FOR THE THREE AND SIX MONTHS ENDED
NOVEMBER 30, 2003 AND 2002 (UNAUDITED)
--------------------------------------------------------------------------------

                                    THREE MONTHS                   SIX MONTHS
                             --------------------------    --------------------------
                                 2003           2002          2003            2002
                             -----------    -----------    -----------    -----------
REVENUES .................   $    76,145    $    87,843    $   157,899    $   173,897

COST OF REVENUES .........        63,894         37,058         90,760         76,504
                             -----------    -----------    -----------    -----------

GROSS PROFIT .............        12,251         50,785         67,139         97,393
                             -----------    -----------    -----------    -----------

EXPENSES:
Selling and marketing ....        39,501         29,590         70,234         58,955
General and administrative        53,837         18,396        109,262         50,550
Research and development .         2,100          1,750          5,841          6,524
Interest expense .........         2,141          5,401          3,210         10,541
                             -----------    -----------    -----------    -----------
Total expenses ...........        97,579         55,137        188,547        126,570
                             -----------    -----------    -----------    -----------

LOSS BEFORE INCOME TAXES .       (85,328)        (4,352)      (121,408)       (29,177)

INCOME TAXES .............          --             --             --             --
                             -----------    -----------    -----------    -----------

NET LOSS .................   $   (85,328)   $    (4,352)   $  (121,408)   $   (29,177)
                             ===========    ===========    ===========    ===========


NET LOSS PER SHARE .......   $     (0.04)   $     (0.00)   $     (0.06)   $     (0.02)
                             ===========    ===========    ===========    ===========

WEIGHTED AVERAGE SHARES
  OUTSTANDING ............     1,900,000      1,900,000      1,900,000      1,900,000
                             ===========    ===========    ===========    ===========


See accompanying notes to financial statements.

ADVANCED MEDIA, INC.

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2003 AND 2002 (UNAUDITED)
--------------------------------------------------------------------------------

                                                           2003          2002
                                                        ---------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss $ .........................................    $(121,408)    $ (29,177)
Adjustments to reconcile net loss
     to net cash used by operating activities:
     Provision for bad debts .......................         --           3,238
     Depreciation and amortization .................        1,021         1,626
     Changes in operating assets and
         liabilities:
         Accounts receivable .......................       25,804         1,255
         Property and equipment and other assets ...          106        (3,479)
         Related party receivable ..................         --         (28,397)
         Accounts payable and accrued expenses .....          815        53,389
         Accrued royalties .........................        7,407       (19,760)
         Accrued distribution cost .................         --         (58,265)
                                                        ---------     ---------
Net cash used by operating activities ..............      (86,255)      (79,570)
                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES -
     Purchase of equipment .........................       (1,949)         --
                                                        ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft .....................................        1,204        13,610
Net borrowings from shareholder ....................       87,000        39,500
Net borrowings on line of credit ...................         --          13,210
                                                        ---------     ---------
Net cash provided by financing activities ..........       88,204        66,320
                                                        ---------     ---------

NET DECREASE IN CASH ...............................         --         (13,250)
                                                        ---------     ---------

CASH, BEGINNING OF PERIOD ..........................         --          13,250
                                                        ---------     ---------

CASH, END OF PERIOD ................................    $    --       $    --
                                                        =========     =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
Cash paid for interest .............................    $   1,152     $     129
Cash paid for income taxes .........................    $    --       $    --


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

         In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," This Interpretation requires a company to consolidate the financial statements of a "Variable Interest Entity" ("VIE"), sometimes also known as a "special purpose entity", even if the entity does not hold a majority equity interest in the VIE. The Interpretation requires that if a business enterprise has a "controlling financial interest" in a VIE, the assets, liabilities, and results of the activities of the VIE should be included in consolidated financial statements with those of the business enterprise, even if it holds a minority equity position. This Interpretation was effective immediately for all VIE's created after January 31, 2003; for the first fiscal year or interim period beginning after June 15, 2003 for VIE's in which a company holds a variable interest that it acquired before February 1, 2003. The Company does not expect any effect on its financial position or results of operations from the adoption of this Interpretation.

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

SELECT FINANCIAL INFORMATION

                                                    FOR THE THREE MONTHS ENDED
                                                    11/30/03          11/30/02
                                                   (UNAUDITED)       (UNAUDITED)
                                                    ---------         ---------
Statement of Operations Data
Total revenue ..............................        $  76,145         $  87,843
Operating loss .............................        $ (85,328)        $  (4,352)
Net loss after taxes .......................        $ (85,328)        $  (4,352)
Net loss per share .........................        $    0.04         $    0.00

Balance Sheet Data
Total assets ...............................        $  41,003         $ 114,721
Total liabilities ..........................        $ 258,746         $ 466,171
Stockholder's deficit ......................        $(217,743)        $(351,450)


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

         Workforce training industry trends have demonstrated that the amount of money allocated by companies for the training of their employees varies according to general economic conditions. In many cases in a good economy training department budgets are increased, and as a result more funds are available to purchase training videos and other employee training products. Conversely, when economic conditions are not good companies tend to cut back on the amount of funds spent on the purchase of workforce training products. We anticipate that general economic conditions will continue to have a direct material effect on our revenues.

THREE-MONTH PERIOD ENDED NOVEMBER 30, 2003 COMPARED TO THREE-MONTH PERIOD ENDED NOVEMBER 30, 2002

         Our revenues for the three month period ended November 30, 2003 were approximately $76,000. Revenues for the prior three month period ended November 30, 2002, were approximately $88,000. This represents a decrease of $12,000. This decrease was mainly due to a number of our customers downsizing their personnel and lowering their budgets for the purchase of employee training products.

         Product sales made up nearly 100% of the total revenue in both three month periods. Rental of videos were less than 1% of our sales in both periods. We expect the rentals of videos to continue to represent approximately the same percentage of revenues for the foreseeable future. Sales of videos produced by approximately 20 other companies accounted for approximately 85% of sales in both fiscal 2003 and 2002. As a result of our limited financial resources which prevent us from financing and producing many new videos, we expect that the sale of videos produced by others will continue to represent approximately 85% of revenues.

COSTS AND EXPENSES

         From 2002 to 2003, the cost of goods sold during the three month period ended November 30, increased from $37,000 to $64,000. This represents an increase of $27,000. The cost of goods sold as a percent of sales increased by approximately 42% (43% in 2002 to 85% in 2003). This is primarily due to production costs incurred on several new videos which have not produced any significant revenues to date. As we decrease our rate of producing new videos due to our limited financial resources, we anticipate that the cost of goods sold as a percentage of sales will be approximately within the 40 to 51 percent range.

         As previously stated, approximately 85% percent of our revenues are generated from the sale of videos produced by third parties. Our distribution contracts with these producers vary in the percentage discount we receive of gross sales. These percentage discounts range between a high of 50% to a low of 35%, resulting in our paying a higher price for the product when we receive a lower percentage discount. .As we cannot predict which companies will produce better selling videos in any one period, we cannot predict future product mix. However, we anticipate that the cost of goods sold as a percentage of revenues will to be approximately within the 40 to 51 percent range.

         Total operating expenses increased from $55,000 in the three month period ended November 30, 2002 to $98,000 during the same period in 2003. This represents an increase of $43,000. This increase was due primarily to marketing expenditures incurred for the launching of new videos, additional consulting fees, and additional payroll expenses for administrative personnel.

         Selling and marketing expenses increased from $30,000 in 2002 to $40,000 in 2003. This represents an increase of $10,000. The increase in selling and marketing was the result of the costs incurred to introduce new videos into the marketplace with advertising and marketing programs, much of which we anticipate will benefit future periods.

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

         Interest expense decreased from $5,400 in 2002, to $2,100 in 2003. This represents a decrease of $3,300. This decrease is due to $222,000 owed to the Company's President being converted into Advanced Media common stock during 2003.

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

         The net loss increased from $4,000 in 2002 to $85,000 in 2003. The cause of this increase is mainly due to production costs incurred on several new videos which have not produced any significant revenues to date, along with additional personnel and consulting costs to build up our infrastructure. Based on the sales results to date of the videos produced during 2003, we do not anticipate that they will have any material impact on future revenues.

SIX MONTH PERIOD FISCAL 2003 COMPARED TO SIX MONTH PERIOD FISCAL 2002

         Our revenues for the six month period ended November 30, 2003 were approximately $158,000. Revenues for the prior six month period ended November 30, 2002, were approximately $174,000. This represents a decrease of $16,000. This decrease was mainly due to a number of our customers downsizing their personnel and lowering their budgets for the purchase of training products.

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

         Selling and marketing expenses increased from $59,000 in 2002 to $70,000 in 2003. This represents an increase of $11,000. The increase in selling and marketing was the result of the costs incurred to introduce new videos into the marketplace with advertising and marketing programs, much of which we anticipate will benefit future periods.

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

         Net loss increased from $29,000 in 2002 to $121,000 in 2003. The cause of this increase is mainly due to production costs incurred on several new videos which have not produced any significant revenues to date, along with additional personnel and consulting costs to build up our infrastructure.

         We have an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $350,000 at 8% interest through December 31, 2004. Repayment is to be made when funds are available with the balance of principal and interest due December 31, 2005. The Company has borrowed approximately $107,000 through November 30, 2003.

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

         We had a bank overdraft of approximately $13,700 on November 30, 2003. We have an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $350,000 at 8% interest through December 31, 2004. We owed our President a total of approximately $107,000 in principal under the note as of November 30, 2003. The note is collateralized by all of our right, title and interest in and to our video productions and projects, regardless of their stage of production, including all related contracts, licenses, and accounts receivable. Any unpaid principal and interest under the Note will be due and payable on December 31, 2005.

         The Company has a revolving line of credit with Bank of America. This line of credit permits the Company to borrow up to $40,000. The line of credit is guaranteed by the Company's President. Interest is payable monthly at 2.22% above the bank's prime rate of interest (6.22% at November 30, 2003). The line of credit does not require the Company to meet performance criteria or maintain any minimum levels of income or assets. It does require the company to maintain insurance, maintain a modern system of accounting in accordance with generally accepted accounting principles ("GAAP") and to comply with the law. The Company is in compliance with the terms and conditions of the line of credit. Our outstanding balance as of November 30, 2003, was $36,832.

         As of November 30, 2003, we had a bank overdraft of $13,727. The overdraft was a result of the timing in depositing funds advanced by the Company's President to cover checks written. We have instituted procedures to prevent future overdraft situations and do not expect such a reoccurrence to happen in the future.

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

                                  ADVANCED MEDIA, INC.
                                  (Registrant)


Dated: April 14, 2004             /S/ BUDDY YOUNG
                                  ----------------------------------------------
                                  Buddy Young, President and
                                  Chief Executive Officer