Form 10QSB/A
period 2004-02-29
ADVANCED MEDIA INC
filed 2004-04-21
CIK 1250485

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1

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

                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB


PART I   FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----
Item 1.  Financial Statements..........................................        3

         Balance Sheet, February 29, 2004..............................        4

         Statements of Operations and Accumulated Deficit
             For the Three Months and Nine Months Ended
             February 29, 2004 and February 28, 2003...................        5

         Statements of Cash Flows
             For the Nine Months Ended
             February 29, 2004 and February 28, 2003...................        6

         Notes to Financial Statements.................................        7

Item 2.  Management's Discussion and Analysis or Plan
             of Operation..............................................       12

Item 3.  Controls and Procedures.......................................       18

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.............................................       19

Item 2.  Changes in Securities and Use of Proceeds.....................       19

Item 3.  Defaults upon Senior Securities...............................       19

Item 4.  Submission of Matters to a Vote of Security Holders...........       19

Item 5.  Other Information.............................................       19

Item 6.  Exhibits and Reports on Form 8-K..............................       19

Signature..............................................................       20

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

ADVANCED MEDIA, INC.

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED
FEBRUARY 29, 2004 AND FEBRUARY 28, 2003
--------------------------------------------------------------------------------
                                     THREE MONTHS                  NINE MONTHS
                             --------------------------    --------------------------
                                 2004           2003           2004           2003
                             -----------    -----------    -----------    -----------
REVENUES .................   $   131,707    $   126,480    $   289,236    $   300,377

COST OF REVENUES .........        57,233         50,106        148,020        126,610
                             -----------    -----------    -----------    -----------

GROSS PROFIT .............        74,474         76,374        141,216        173,767
                             -----------    -----------    -----------    -----------

EXPENSES:
Selling and marketing ....        34,641         57,157        104,489        116,112
General and administrative        58,195         28,782        168,560         79,332
Research and development .         5,401          4,950         10,925         11,474
                             -----------    -----------    -----------    -----------
Total expenses ...........        98,237         90,889        283,974        206,918
                             -----------    -----------    -----------    -----------

LOSS FROM OPERATIONS .....       (23,763)       (14,515)      (142,758)       (33,151)

OTHER EXPENSE - Interest .        (2,903)        (6,102)        (6,115)       (16,643)
                             -----------    -----------    -----------    -----------

LOSS BEFORE INCOME TAXES .       (26,666)       (20,617)      (148,873)       (49,794)

INCOME TAXES .............           800           --              800           --
                             -----------    -----------    -----------    -----------

NET LOSS .................   $   (27,466)   $   (20,617)   $  (148,873)   $   (49,794)
                             ===========    ===========    ===========    ===========


NET LOSS PER SHARE .......   $     (0.01)   $     (0.01)   $     (0.08)   $     (0.03)
                             ===========    ===========    ===========    ===========

WEIGHTED AVERAGE SHARES
  OUTSTANDING ............     1,900,000      1,900,000      1,900,000      1,900,000
                             ===========    ===========    ===========    ===========


See accompanying notes to financial statements.

ADVANCED MEDIA, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED
FEBRUARY 29, 2004 AND FEBRUARY 28, 2003
--------------------------------------------------------------------------------

                                                            2004         2003
                                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .............................................   $(148,873)   $ (49,794)
Adjustments to reconcile net loss to net cash used
     by operating activities:
     Depreciation and amortization ...................       1,521        1,626
     Reserve for bad debts ...........................       2,231         --
     Changes in operating assets and liabilities:
         Accounts receivable .........................     (10,854)      (8,420)
         Accounts payable and accrued expenses .......      47,128       10,630
         Prepaid expenses and other assets ...........         107       (1,367)
                                                         ---------    ---------
Net cash used by operating activities ................    (108,740)     (47,325)
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES -
     Purchase of equipment ...........................      (1,949)        --
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings from shareholder ......................     120,000      117,157
Bank overdraft .......................................      (2,523)      22,119
Borrowings on note payable ...........................        --         13,210
Related party advances ...............................        --       (118,411)
                                                         ---------    ---------
Net cash provided by financing activities ............     117,477       34,075
                                                         ---------    ---------

NET CHANGE IN CASH ...................................       6,788      (13,250)

CASH, BEGINNING OF PERIOD ............................        --         13,250
                                                         ---------    ---------

CASH, END OF PERIOD ..................................   $   6,788    $    --
                                                         =========    =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
         INFORMATION:
Cash paid for interest ...............................   $    --      $   1,400
Cash paid for income taxes ...........................   $     800    $   1,236


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

         ALLOWANCE FOR DOUBTFUL ACCOUNTS - The allowance for doubtful accounts on accounts receivable is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired (bankruptcy, lack of contact, age of account balance, etc.).

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

         REVENUE RECOGNITION - The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," (SAB 101). Sales are recognized upon shipment of videos and training manuals to the customer. Rental income is recognized over the related period that the videos are rented. The Company's products may not be returned by the customer unless damaged or defective, in which case the product is replaced. Such returns have been negligible since inception. Accordingly, the Company has made no provision for returns.

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

5.       INCOME TAXES

         The Company has net operating loss carryforwards totalling approximately $161,000 at Mary 31, 2003 for Federal income tax purposes available to offset future taxable income through 2023. Deferred tax assets consist substantially of the net operating loss carryforward. The Company has made a 100% valuation allowance against the deferred tax asset. The valuation allowance increased approximately $46,000 due to the net loss incurred in fiscal 2003. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

6.       COMMITMENTS AND CONTINGENCIES

         The Company has agreements with companies to pay a royalty on sales of certain videos. The royalty is based on a specified formula, which averages approximately 35% to 45% of gross sales.

         The Company leases its operating facility for $2,100 per month in Encino, California under an operating lease which expires in August 2005. Rent expense was approximately $15,600 and $8,000 for the nine months ended February 29, 2004 and February 28, 2003, respectively.

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

         The fourth critical accounting policy relates to the allowance for doubtful accounts. The allowance for doubtful accounts on accounts receivable is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired (bankruptcy, lack of contact, age of account balance, etc.).

SELECTED FINANCIAL INFORMATION

                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                02/29/04     02/28/03     02/29/04     02/28/03
                              (unaudited)  (unaudited)  (unaudited)  (unaudited)
                               ---------    ---------    ---------    ---------

Statement of Operations Data
Total revenue ..............   $ 131,707    $ 126,480    $ 289,236    $ 300,377
Operating loss .............   $ (23,763)   $ (14,515)   $(142,758)   $ (33,151)
Net loss after taxes .......   $ (27,466)   $ (20,617)   $(148,873)   $ (49,794)

Balance Sheet Data
Total assets ...............   $  81,717    $  74,473
Total liabilities ..........   $ 326,925    $ 586,704
Stockholder's deficit ......   $(245,208)   $(513,130)

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

         Workforce training industry trends have demonstrated that the amount of money allocated by companies for the training of their employees varies according to general economic conditions. In many cases in a good economy training department budgets are increased, and as a result more funds are available to purchase training videos and other employee training products. Conversely, when economic conditions are sluggish companies tend to cut back on the amount of funds spent on the purchase of workforce training products. We anticipate that general economic conditions will continue to have a direct effect on our revenues.

THREE-MONTH PERIOD ENDED FEBRUARY 29, 2004 COMPARED TO THREE-MONTH PERIOD ENDED FEBRUARY 28, 2003

REVENUES

         Our revenues for the three month period ended February 29, 2004 were $131,707. Revenues for the prior three month period ended February 28, 2003, were $126,480. This represents an increase of $5,227. This increase during this period was mainly due to the purchase of training videos by a new customer located in Dallas, Texas.

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

         As stated earlier, approximately 85% of our revenue is generated from the sale of training videos produced by companies with which we have distribution contracts with. The terms of these distribution contracts vary with regard to percentage of discount we receive. These discounts range from a low of 35% to a high of 50% of gross receipts. As we cannot predict which companies will produce better selling videos in any one period, we cannot predict future product mix. However, we anticipate that the cost of goods sold as a percentage of revenues will be approximately within the 40 to 50 percent range.

         Total operating expenses increased from $90,889 in the three month period ended February 28, 2003 to $98,237 during the same period in 2004. This represents an increase of $7,348.

         Selling and marketing expenses decreased from $57,157 in 2003 to $34,641 in 2004. This represents a decrease of $22,516. This decrease during this period of approximately 40% in selling and marketing expense resulted from the fact that we did not introduce into the marketplace any new training videos.

         Our selling and marketing costs are directly related to the introduction of new videos produced by us. These costs are mainly comprised of the creation of advertising and publicity materials, the making of preview copies of the video to be sent to other distributors, and for advertising space in trade publications.

         General and administrative expenses increased from $28,782 in 2003 to $58,195 in 2004. This represents an increase of $29,413. This increase was primarily the result of consulting fees paid to manage our administrative office duties ($20,300), the change in our accounting clerk to full-time ($5,000) and increased professional fees due to the filing of our Form 10SB ($4,000). We anticipate that our general and administrative expenses will continue to increase as we expect to add additional administrative personnel to support an increased infrastructure.

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

NINE MONTH PERIOD ENDED FEBRUARY 29, 2004 COMPARED TO NINE MONTH PERIOD ENDED FEBRUARY 28, 2003

REVENUES

         Our revenues for the nine month period ended February 29, 2004 were $289,236. Revenues for the prior nine month period ended February 28, 2003, were $300,377. This represents a decrease of $11,141. As stated earlier, our revenues are directly impacted by the general state of the economy. During this nine month period many companies were downsizing rather than hiring new employees, and at the same time reducing the amount of funds available for employee training. We believe this is the main cause of the decrease in our revenues during this period.

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

COSTS AND EXPENSES

         From 2003 to 2004, the cost of goods sold during the nine month period ended February 29, 2004, increased from $126,610 to $148020. This represents an increase of $21,410. The cost of goods sold as a percent of sales increased by approximately 9 percentage points (42% in 2003 to 51% in 2004.) This increase is primarily due to the sale of a higher number of third party videos during this period that we contractually receive a lower percentage discount, causing us to pay a higher price for the product. As we cannot predict which companies will produce better selling videos in any one period, we cannot predict future product mix. However, we anticipate that the cost of goods sold as a percentage of revenues will continue to be approximately within the 40 to 50 percent range.

         Total operating expenses increased from $206,918 in the nine month period ended February 28, 2003 to $283,974 during the same period in 2004. This represents an increase of $77,056

         Selling and marketing expenses decreased from $116,112 in 2003 to$104,489 in 2004. This represents a decrease of $11,623. As stated earlier, our selling and marketing costs are directly affected by the number of new training products we introduce into the marketplace. The decrease in selling and marketing was the result of our introducing fewer new products into the marketplace during this period, as compared to the same period in 2003.

         General and administrative expenses increased from $79,332 in 2003 to $168,560 in 2004. This represents an increase of $89,228. This increase was primarily the result of consulting fees paid to manage our administrative office duties ($50,300), the change in our accounting clerk to full-time and the addition of a secretary ($29,700) and increased professional fees due to the filing of our Form 10SB ($16,300). We anticipate that our general and administrative expenses will continue to increase as we add additional administrative personnel to support the increased infrastructure.

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

         The Company has a revolving line of credit with Bank of America. This line of credit permits the Company to borrow up to $40,000. The line of credit is guaranteed by the Company's President. Interest is payable monthly at 2.22% above the bank's prime rate of interest (6.22% at February 29, 2004). The line of credit does not require the Company to meet performance criteria or maintain any minimum levels of income or assets. It does require the company to maintain insurance, maintain a modern system of accounting in accordance with generally accepted accounting principles ("GAAP") and to comply with the law. The Company is in compliance with the terms and conditions of the line of credit. Our outstanding balance as of March 31, 2004, was approximately $37,000.

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

         If revenues from the sale of our videos do not provide sufficient funds to maintain operations, then we believe the raising of funds through further borrowings from our President or traditional borrowing sources will be sufficient to satisfy our budgeted cash requirements through December 31, 2005. Additionally, we may attempt a private placement sale of our common stock. Further, our ability to pursue any business opportunity that requires us to make cash payments would also depend on the amount of funds that we can secure from these various sources. If funding is not available from any of these sources to meet our needs, we will either delay production of one or more of our planned videos or delay any business transaction requiring the payment of cash, or both.

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

                                  ADVANCED MEDIA, INC.
                                  (Registrant)


Dated: April 21, 2004             /S/ BUDDY YOUNG
                                  ------------------------------------
                                      Buddy Young, President and Chief
                                      Executive Officer