Form 10KSB
period 2004-05-31
ADVANCED MEDIA TRAINING INC
filed 2004-08-18
CIK 1250485

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

     For the fiscal year ended May 31, 2004

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

                         Commission file number: 0-50333

                          ADVANCED MEDIA TRAINING, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

            Delaware                                           95-4810658
-------------------------------                            -------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                             Identification No.)


17337 Ventura Boulevard, Suite 208, Encino, California             91316
------------------------------------------------------          ----------
     (Address of principal executive offices)                   (Zip Code)

                                 (818) 784-0040
                             ----------------------
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

                      Title of each class registered: None

                Name of each exchange on which registered: None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, par value $.001
                          -----------------------------
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]    No [ ]

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer had revenues from operations during the fiscal year ended May 31, 2004 of $374,213.

     As of May 31, 2004 the issuer had 1,920,000 shares of common stock outstanding.

     There currently is no public market for the Company's Stock.

     Documents incorporated by reference:  None

     Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                                    CONTENTS

                                                                            PAGE
                                                                            ----
PART I

   Item 1.   Description of Business...........................................3
   Item 2.   Description of Property..........................................12
   Item 3.   Legal Proceedings................................................13
   Item 4.   Submission of Matters to a Vote of Security Holders..............13

PART II

   Item 5.   Market for Common Equity and Related Stockholder Matters.........13
   Item 6.   Management's Discussion and Analysis or Plan of Operation........15
   Item 7.   Financial Statements.............................................20
   Item 8.   Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure.......................31
   Item 8A.  Controls and Procedure...........................................31

PART III

   Item 9.   Directors, Executive Officers, Promoters and Control
                    Persons; Compliance with Section 16(a) of the
                    Exchange Act..............................................31
   Item 10.  Executive Compensation...........................................35
   Item 11.  Security Ownership of Certain Beneficial Owners and
                    Management................................................36
   Item 12.  Certain Relationships and Related Transactions...................37
   Item 13.  Exhibits and Reports on Form 8-K.................................38

SIGNATURES   .................................................................39


                           FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The forward-looking statements include all statements that are not statements of historical fact. The forward-looking statements are often identifiable by their use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," or the negative or other variations of those or comparable terms. Our actual results could differ materially from the anticipated results described in the forward-looking statements. Factors that could affect our results include, but are not limited to, those discussed in Item 6, "Management's Discussion and Analysis or Plan of Operation" and included elsewhere in this report.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

(a)      BACKGROUND

         We were incorporated in Delaware on March 20, 2000, under the name "Web Star Training, Inc." On June 9, 2000, we changed our name to "Advanced Knowledge, Inc." Then, on May 14, 2003, we changed our name to "Advanced Media, Inc.," and on August 10, 2004, we changed our name to Advanced Media Training, Inc. Despite the last two name changes, we retained the name Advanced Knowledge for use by a division of the Company. From the date we were incorporated until April 18, 2003, we were a wholly owned subsidiary of Enhance Biotech, Inc., a Delaware corporation (hereinafter "Enhance Biotech").

         On April 18, 2003, Enhance Biotech's Board of Directors approved and agreed to a debt conversion agreement between three parties, namely, (i) Enhance Biotech as the parent company, (ii) us, as the then wholly owned subsidiary of Enhance Biotech, and (iii) our president, Buddy Young. Under the terms of the agreement, Mr. Young agreed to convert all of the debt owed to him by us and our then parent Enhance Biotech, of approximately $434,000, except for $25,000, to equity in exchange for 1,000,000 shares of our common stock from Enhance Biotech. As a result, Mr. Young became our principal shareholder with holdings of 1,000,000 shares of our common stock, while Enhance Biotech retained a total of 750,000 shares.

(b)      DESCRIPTION OF BUSINESS

         Advanced Media Training's core business is the development, production and distribution of management and general workforce training videos for use by businesses throughout the world. In addition to distributing videos produced by us, we market and distribute training videos financed and produced by other producers. The sale of third party videos currently accounts for approximately 85% of our revenues. We anticipate that this percentage will remain the same for the foreseeable future.

WORKFORCE TRAINING VIDEO PRODUCTION

         We have a production agreement with The Hathaway Group which provides for the joint production of a series of six corporate training videos based on either classic Hollywood motion pictures or historical world events. Among the many videos produced by The Hathaway Group is the best selling and critically acclaimed training video entitled WORK TEAMS AND THE WIZARD OF OZ.

         The Hathaway production agreement runs through December 31, 2005, and requires us to finance 50% of the production cost of all six videos and to pay a royalty to The Hathaway Group of 50% of revenues derived from sales of each video in the series, minus distribution fees paid to third parties and certain distribution expenses. Additionally, we participate and have an equal say in all phases of production. This includes the selection of the project to produce, the personnel hired to write, direct, appear on-camera, and to supervise the post production process. The six training videos have been completed, of which four currently remain in distribution by us, as well as by other distributors throughout the world.

         The total cost of production for the six videos completed under our agreement with the Hathaway Group is approximately $275,000. Each of the first five videos cost approximately $50,000, and the sixth video cost approximately $25,000. We have paid a total of approximately $137,500 as our share of the production costs.

         The first video in the series is entitled TWELVE ANGRY MEN: TEAMS THAT DON'T QUIT. The video, based on the classic film starring Henry Fonda, utilizes 12 minutes of clips from the film, licensed under an agreement with MGM/UA, and features Dr. Margaret J. Wheatley as the on-camera personality. Dr. Wheatley, formerly an Associate Professor of Management at the Marriott School of Management, Brigham Young University, is a respected author whose work includes the best selling LEADERSHIP AND THE NEW SCIENCES. Dr. Wheatley also serves as a management consultant to major corporations.

         The license acquired from MGM expired in October 2002. Given the fact that the contract has expired, we are no longer permitted to sell the video. Accordingly, we are not selling this video and have removed it from our marketing material. We have had some discussions with MGM concerning the license renewal. However, we have not yet reached an agreement. There can be no assurance that we will be able to renew the license.

         The second video in the series is entitled THE CUBAN MISSILE CRISIS: A CASE STUDY IN DECISION MAKING AND ITS CONSEQUENCES. This video is based on the decision making process of President Kennedy and his Cabinet during the Cuban missile crisis.

         The third video in the series, entitled IT'S A WONDERFUL LIFE: LEADING THROUGH SERVICE, features film clips from the classic motion picture IT'S A WONDERFUL LIFE, starring Jimmy Stewart, along with on-camera commentary by Dr. Wheatley. Prior to the production of the video, we ordered a copyright research report from Thomson & Thomson, a leading provider of copyright information. The report showed that the original 1947 copyright registration had not been renewed; and, therefore, the film had fallen into the public domain. Subsequently, Republic Pictures, acquired a copyright for certain music in the film. Although we believe that our video does not infringe on Republic's copyright, management has determined that based on the declining net revenues generated from its distribution during the last two fiscal years to discontinue selling it, rather than incur the expense of acquiring a legal opinion as to whether or not the video infringes on Republic's copyright.

         The fourth video in the series is entitled OWN IT (i.e., "own" your job) and focuses on four main themes: Caring About What You Do, Going Above And Beyond, Being A Team Player, and Being Proud Of What You Do And Where You Do It.

         The fifth video in the series, entitled HOW DO YOU PUT A GIRAFFE INTO A REFRIGERATOR?, is an animated short that is used as a meeting opener to stimulate the thinking of the participants.

         We own three copyrights jointly with The Hathaway Group. These three copyrights include: TWELVE ANGRY MEN: TEAMS THAT DON'T QUIT; THE CUBAN MISSILE
CRISIS: A CASE STUDY IN DECISION MAKING AND ITS CONSEQUENCES; and IT'S A WONDERFUL LIFE: LEADING THROUGH SERVICE. We received a registration of copyright for each of these three videos in July 2000. In October 2002, we received a registration of copyright for

HOW DO YOU PUT A GIRAFFE INTO A REFRIGERATOR? This copyright is registered in our name only. We have not applied for any other patents, trademarks or copyrights.

         In conjunction with the Hathaway Group, we have completed production of the sixth and last video entitled, TEAMSPEAK: HOW TO ASK POSITIVE QUESTIONS. The video's basic theme is the importance of asking positive questions at team meetings. We anticipate distributing this video beginning in early July. The video's cost is approximately $40,000.

         In addition to the videos listed above, in 1998 we acquired the United States distribution rights to a video entitled, WHAT IT REALLY TAKES TO BE A WORLD CLASS COMPANY from Learning Resources Pty Ltd. The video identifies seven attributes which are key to making organizations world class caliber. Although contractually we still retain the distribution rights, the video has not generated any significant revenue during the past two fiscal years.

         If cash flow permits, management will attempt to develop, produce and distribute additional videos financed solely by us. However, if cash flow is insufficient, and we are not able to raise substantial additional capital, we will be unable to pursue the production and distribution of these additional videos.

         DISTRIBUTION OF VIDEOS

         As a consequence of our current very limited financial resources we are prevented from developing and producing more than one or two new training products per year. As a result, we mainly market and sell products produced by third parties During the past fiscal year, and we anticipate for the foreseeable future, approximately 85% of our revenues will be generated from the sale of videos and other workforce training products produced by others. These producers range in size from large corporations with substantial financial resources such as Star Thrower, Inc., Coastal Training Technologies, Corp., and SunShower Learnings, Corp., to small independent companies with limited resources such as Corevision. In general, we market and sell videos they have financed and produced and we receive a discount ranging from 35% to 50% of the gross sale price. It is standard practice within the training industry for distributors to market and sell videos financed and produced by third parties. We are not dependent on any one producer as a source of product for us to sell. To date, no one source of product has accounted for 10% or more of revenues.

         In regard to videos produced by us, we have non-exclusive distribution agreements with a number of distributors to market and sell videos financed and produced by us. Among these distributors are CRM Learning, and Media Partners, Corp. Under the terms of these distribution agreements, we have agreed to pay a marketing/distribution fee, ranging from 35% to 50% of gross sales, when other distributors sell our video training products. In many instances, we have mutual non-exclusive distribution agreements to market/distribute their products for a similar fee. We are not dependent on any one distributor to market or sell our product. To date, no one distributor has accounted for ten percent or more of revenues derived from the sale of videos produced by us. Currently, we have twenty-eight domestic distribution agreements and twenty-seven international distribution agreements. Except for the percentage of distribution fees paid or received, the terms and conditions are virtually the same in all of our distribution contracts. Substantially all of our revenues are derived from sales of videotapes through these agreements. We anticipate that substantially all of our revenues will be generated from these agreements during fiscal 2005.

         The material terms of our various agreements with suppliers (which consist of distributors and producers) are very similar. All of these agreements provide us with the right to sell the supplier's video training products on a non-exclusive basis. Other material terms include: (i) length of contractual period, automatic renewal for an additional one (1) year terms, subject to termination on 30 or 60 days prior written notice; (ii) sales territory; (iii) confirmation of our independent contractor relationship: (iv) sales commission: and, (v) in two (2) instances (StarThrower and Media Partners) we are required to meet monthly sales minimums, which if not met, permits the supplier, at his option, to terminate of the agreement. As noted above, we market and sell the training videos for a commission from 35% to 50% of the gross sale price. We are in compliance with all the terms and conditions of our agreements with suppliers.

         As mentioned above, we pay a royalty to the Hathaway Group on videos produced under the agreement. After the deduction of distribution fees paid to third parties and certain distribution expenses, the royalties paid to the Hathaway Group approximately average between 35% to 45% of gross revenues received by us. Additionally, we pay a 25% royalty to Double Take Productions on revenues generated from the sale of the HOW DO YOU PUT A GIRAFFE INTO A REFRIGERATOR? video, and will continue to pay that 25% royalty until they have received a total of $35,000. Thereafter, Doubletake will receive a royalty equal to 25% of 75% of gross revenues.

WORKFORCE TRAINING INDUSTRY OVERVIEW

GENERAL

         According  to  the  Annual  Industry   Report   published  by  Lakewood
Publications in the October 2002 issue of its respected industry publication, TRAINING MAGAZINE:

         o        $51.3  billion  was spent for formal  training in 2003 by U.S.
                  organizations with 100 or more employees.

         o $13.9 billion of that $51.3 billion was expected to be spent on outside providers of products and services in 2003. These products and services include "off-the-shelf" materials (which category includes our videos and work books).

         o 72% of U.S. organizations with 100 or more employees were expected to spend the same or more for formal training in 2003 than in 2002.

         During the past several years, large and small corporations throughout the world have sought to remain competitive and to prosper in today's information age and knowledge-orientated economy by allocating an increasing amount of resources to the training of their employees. No longer is workforce training restricted to senior managers. Among other categories of employees who now receive training paid for by their employers are middle managers, salespeople, first line supervisors, production workers, administrative employees, customer service representatives, and information technology personnel.

         "Soft-Skill" training and Information Technology training represent the industry's two major distinct sources of revenue. Soft-Skill training includes management skills/development, supervisory skills, communication skills, new methods and procedures, customer relations/services, clerical/secretarial skills, personal growth, employee/labor relations, and sales. Information Technology training includes client/server systems, internet/intranet technologies, computer networks, operating systems, databases, programming languages, graphical user interfaces, object-oriented technology and information technology management.

TRAINING VIDEO PRODUCTION

         As stated earlier, nearly all of our revenue is derived from the sale of training videos produced by other companies. Many of these videos are produced by major distributors such as CRM Films, Media Partners and Charthouse, who have the financial resources to produce several videos each year. These distributors then enter into sub-distribution agreements with other industry distributors to market and sell these videos. It is through such sub-distribution agreements that we generate approximately 85% of our revenue. Additionally, there are many independent producers who produce one or two videos a year. These independent producers then enter into a distribution agreement for the marketing and sale of the video. Such agreements are usually on a royalty basis, and may include an advance against royalties.

THE SOFT SKILL TRAINING MARKET

         As reported in the October 2001 issue of TRAINING MAGAZINE, Soft Skill training represents over 50% of the monies spent by U.S. companies in the training of their employees. No breakdown for Soft Skill training was provided in their 2003 report. Management believes that the Soft-Skill training market is rapidly expanding mainly as a result of realization by organizations throughout the world that in order to remain competitive and manage for success, they must continuously invest in the training of their employees. Demand for quality training products and services is not only stemming from organizations, but from millions of workers who are seeking advanced training to keep up with the job skills required by today's more competitive global economy.

         As further reported by TRAINING MAGAZINE, there were over thirty different specific Soft-Skill training subjects utilized by organizations to increase employee productivity and awareness. Among the top ten subjects were: new-employee orientation, leadership, sexual harassment, new-equipment
orientation,      performance      appraisals,       team-building,      safety,
problem-solving/decision-making, train-the-trainer, and product knowledge.

         We have produced and are marketing training tapes that address three categories of the top ten categories listed in TRAINING MAGAZINE. These four tapes address leadership, team-building, and problem solving/decision-making. These three categories match the focus of the tapes in our current library.

         Although many organizations continue to maintain in-house training departments, outside suppliers represent a significant portion of the training budget. TRAINING MAGAZINE reported in its October 2003 issue that training delivered by outside sources represented 33% of the total dollars spent on traditional training, and 38% of technology based training. Management believes that the trend for organizations to increasingly outsource the training function will continue as a result of the broad range of subjects that must be part of an effective employee training program and the cost of developing and maintaining internal training courses in the rapidly changing workplace.

THE INFORMATION TECHNOLOGY MARKET

         To date, we have not produced any training products for the information technology market. Nor do we anticipate doing so in the foreseeable future. However, since we do market such products produced by others, we felt it appropriate to include a discussion of this sector.

         The Annual Industry Report from the October 2001 issue of TRAINING MAGAZINE revealed that of all formal training in U.S. organizations with ten or more employees, 37% is devoted to teaching computer skills. There was no figure given for this category in their 2002 Report. However, we believe that the market for Information Technology continues to be driven by technological change. As the rate of this change accelerates, organizations find themselves increasingly hampered in their ability to take advantage of the latest information technologies because their information technology professionals lack up-to-date knowledge and skills. We believe that the increasing demand for training information technology professionals is a result of several key factors, including:

         o the proliferation of computers and networks throughout all levels of organizations;

         o        the  shift  from  mainframe   systems  to  new   client/server
                  technologies;

         o the continuous introduction and evolution of new client/server hardware and software technologies;

         o        the proliferation of internet and intranet applications; and

         o        corporate downsizing.

         It is our belief that all of the foregoing factors have resulted in increased training requirements for employees who must perform new job functions or multiple job tasks that require knowledge of varied software applications, technologies, business specific information and other training topics. Furthermore, since we believe that many businesses use hardware and software products provided by a variety of vendors, their information technology professionals require training on an increasing number of products and technologies which apply across vendors, platforms and operating systems.

PRODUCTS AND SERVICES

         Currently, and for at least the next twelve months, we anticipate devoting our limited resources to the development, production and distribution of workforce training videos. We will continue these efforts under our agreement with The Hathaway Group, and explore possibilities for producing and distributing videos financed solely by us. If cash flow permits, or we are successful in raising substantial additional capital through equity or debt, management will seek to develop, produce and distribute other training products and services, such as publications, audiocassettes and training packages. However, if cash flow is insufficient and we are not successful in raising substantial additional capital through equity or debt, we will be unable to pursue the development, production and distribution of these other products and services.

         Accompanying each of the videos produced by us is a workbook that is designed to be given to all employees participating in the training program. These workbooks are written for us by training professionals and serve to reinforce and enhance the lasting effectiveness of the video. In addition to the workbook, we plan to offer an audiocassette that gives the trainee a general orientation to the training material and serves to reinforce the video's salient points. We believe that the trainees will significantly benefit by being able to use the audio cassette to strengthen and review their comprehension of the information covered in the video during periods when it would be impossible to view a video, such as drive-time.

         Training videos typically have a running time of 20 to 35 minutes. The price range for training videos is from a low of $295 to over $895 per video. Except for our video entitled HOW DO YOU PUT A GIRAFFE INTO A REFRIGERATOR?, which is used as a short meeting opener, the videos we have produced to date fall within the 25 to 35 minute running time range and are sold within the price range mentioned above. The wide variance in the pricing structure is due to such factors as quality of production, on-camera personalities, source of material, sophistication of graphics, and accompanying reference materials. The market continues to demonstrate to us its willingness to purchase high-end videos. Therefore, our strategy is to concentrate on producing high caliber videos utilizing elements and production values that will generate sales at the higher end of the price range, where profit margins are greater.

         The price differential between a corporate training video and a standard consumer video is justified by the fact that an organization will purchase a video and utilize it to train hundreds of employees over many years.

SALES AND MARKETING

         In most cases, the sale of management training products involves direct mail solicitation, preview request fulfillment, and telemarketing. We begin our sales effort by identifying prospective buyers and soliciting them through direct mail appeals that offer the recipient a free preview. In addition, we market and distribute our work force training videos via our web site at "advancedknowledge.com."

         Preview request fulfillment represents a major part of our sales plan. Most professional trainers will not purchase a training video until they have previewed it in its entirety, affording them an opportunity to evaluate the video's applicability to their specific objective and to judge its effectiveness as a training tool. When requests are received, a preview copy is immediately sent to the prospective buyer. To enhance sales potential, we send preview copies in the form of video catalogues. Each video catalogue will include several titles in the same general subject area, as the prospect may be interested in acquiring other videos that deal with similar issues. Within a short period of time following the shipment of the preview copy, a telemarketing representative will call the prospective buyer to get their comments and to ascertain their level of interest. As a result of having to send preview copies to potential customers, the sales cycle may take as little as a week or as long as several months.

         Understanding that the principal competitive factors in the training industry are quality, effectiveness, client service, and price, we have developed a marketing campaign that emphasizes our commitment to these key points and, in addition, serves to establish a positive image and brand value for our products. We utilize the following marketing methods to reach and motivate buyers of training products and services.

BRANDING

         The reason management has made brand development a key strategy of our business plan is that a brand is the intentional declaration of "who we are," "what we believe" and "why you should put your faith in our products and services." Above all, corporate branding is a promise a company can keep to its customers, the trade and its own employees.

         To be effective, a corporate brand should be understood by key audiences: customers, vendors, analysts, the media, employees and all other groups that determine the viability of a business. Familiarity leads to favorability. People who know our company are likely to feel more positive toward it than a lesser-known company. In order to build brand name recognition, we will strive to ensure that all corporate, brand, and trade advertising carrying the corporate name and other company-wide communications have a demonstrably positive impact on familiarity and favorability.

DIRECT MAIL

         We believe the most cost efficient way of generating sales is through the direct mailing of product catalogues to the purchaser of training products and materials at organizations having 100 or more employees. This is our prime target. According to Dun & Bradstreet, there are over 135,000 organizations in the United States with at least 100 people.

         To reach the target buyer, we utilize mailing lists purchased from, among others, the industry's most prestigious trade association, the American Society of Training and Development. Other sources of mailing lists include various trade associations and companies that sell mailing lists, such as Hugo Dunhill Mailing Lists, Inc. Additionally, a catalogue is included with any sale or preview video sent to our customers.
         In addition to being cost effective, direct mail represents the most accurate way of measuring sales and marketing efforts. Each response received by us is tracked through a database for the purpose of determining the highest "pulling" list and to measure the effectiveness of a specific marketing campaign. In addition, by evaluating response rates, management is also in a position to determine what level of direct mail is needed to reach sales goals, and to alter its product line in accordance with marketplace feedback. As cash flow permits, our intention is to incorporate state-of-the-art design in the production of our catalogues that will not only serve to generate sales for specific products, but will also help in building our brand value. This will be accomplished by highlighting the quality and effectiveness of our product line through the showcasing of customer endorsements. We believe that brand values have a strong tangible effect on the results of any direct mail effort; and, therefore, we will utilize all of our marketing materials to enhance our image as a reliable and competitive provider of quality training products and services.

TELEMARKETING

         We manage our telemarketing efforts by utilizing trained telephone representatives who focus primarily on following-up leads that have been generated through direct mail solicitation. In most cases these telemarketers are either full-time or part-time employees. Occasionally, we will utilize the services of an outside telemarketing firm, such as Innovative Concepts, to supplement our own efforts. Our telemarketers are provided with information on a customer's buying history and past needs, which are entered into our proprietary database.

         Realizing that the buyers of training products and services are highly educated executives who have multiple pressures and needs, the telemarketers that we employ are trained in high-level, sophisticated selling skills. Using a step-by-step telemarketing process developed by us, the representative attempts to establish a consultative relationship with potential customers. He or she will then be able to use that relationship in conjunction with information provided by our database to help generate additional sales or preview requests.

COMPETITION

         The workforce training industry is highly fragmented, with low barriers to entry and no single competitor accounting for a dominant market share. Among our competitors are companies such as Media Partners Corp, the LearnCom Corporation, Coastal Training Technologies, and CRM Learning. Many of our competitors have a competitive edge in that they have significantly more financial resources then we do. As a result, they are able to produce more videos then we are and to spend more money on the marketing of their product. Additionally, we compete with the internal training departments of companies and other independent education and training companies.

         The principal factors influencing our business are its professional staff, knowledge of training products, customer relationships, and customer service.

INTERNAL TRAINING DEPARTMENTS

         We have learned that internal training departments generally provide companies with the most control over the method and content of training, enabling them to tailor the training to their specific needs. However, we believe that industry trends toward downsizing and outsourcing continue to reduce the size of internal training departments and increase the percentage of training delivered by external providers. Because internal trainers find it increasingly difficult to keep pace with new training concepts and technologies and lack the capacity to meet demand, organizations increasingly supplement their internal training resources with externally supplied training in order to meet their requirements.

INDEPENDENT TRAINING PROVIDERS

         Our experience has revealed that independent training providers range in size and include publishers of texts, training manuals and newsletters, as well as providers of videos, software packages, training programs and seminars.

         Independent training providers are the main beneficiaries of the organizational outsourcing trend. As a result of the increased demand for external training products and services, many large corporations have entered the field by establishing corporate training divisions. Among the larger competitors are: Times Mirror Corporation; Sylvan Learning Systems, Inc.; Berkshire Hathaway; and Harcourt General. Additional competitors currently producing training products include Blanchard Training & Development, Career

Track,   American  Media,  Pfeiffer  &  Company,  CRM  Films,  AIMS  Multimedia,
Charthouse International and Learning Works.

         In all cases, the companies listed above have established credibility within the training industry and, compared to us, have substantially greater name recognition and greater financial, technical, sales, marketing and managerial resources.

         The workforce training market is characterized by significant price competition, and we expect to face increasing price pressures from competitors as company training managers demand more value for their training budgets. There can be no assurance that we will be able to provide products that compare favorably with workforce instructor-led training techniques, interactive training software or other video programs, or that competitive pressures will not require us to reduce our prices significantly.

         We currently have three full-time employees that receive compensation and two part-time employees. During the next 12 months we plan to increase the number of our full-time employees from two to four and the number of our part-time employees from two to three. In addition, Mr. Buddy Young, our Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors, and L. Stephen Albright, our Vice President, Secretary and a Director, each work on a part-time basis.

COMPANY HISTORY

         We were incorporated in Delaware on March 20, 2000, under the name "Web Star Training, Inc." On June 9, 2000, we changed our name to "Advanced Knowledge, Inc." Then, on May 14, 2003, we changed our name to "Advanced Media, Inc.," and on August 10, 2004, we changed our name to Advanced Media Training, Inc. Despite the name changes, we retained the name Advanced Knowledge for use by a division of the Company. From the date we were incorporated until April 18, 2003, we were a wholly owned subsidiary of Enhance Biotech, Inc., a Delaware corporation (hereinafter "Enhance Biotech").

         On April 18, 2003, Enhance Biotech's Board of Directors approved and agreed to a debt conversion agreement between three parties, namely, (i) Enhance Biotech as the parent company, (ii) us, as the then wholly owned subsidiary of Enhance Biotech, and (iii) our president, Buddy Young. Under the terms of the agreement, Mr. Young agreed to convert all of the debt owed to him by us and our then parent Enhance Biotech, of approximately $434,000, except for $25,000, to equity in exchange for 1,000,000 shares of our common stock from Enhance Biotech. As a result, Mr. Young became our principal shareholder with holdings of 1,000,000 shares of our common stock, while Enhance Biotech retained a total of 750,000 shares.

ITEM 2.  DESCRIPTION OF PROPERTY.

         We lease office space from Encino Gardens LLC, an unaffiliated third party for $2,100 per month, located at 17337 Ventura Boulevard, Suite 208, Encino, California 91316. The lease provides for an increase in rent to $2,185 beginning September 2004. The lease terminates August 31, 2005. We anticipate that we will be able to maintain the lease and that this space, consisting of a total of approximately 1,150 square feet, will be adequate for our operation through the end of our current fiscal year.

ITEM 3.  LEGAL PROCEEDINGS.

         As of the date hereof, we are not a party to any material legal proceedings, and we are not aware of any such claims being contemplated against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended May 31, 2004.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         There is currently no public market for our common stock. If and when we can meet the requirements, we will seek to have our stock quoted for trading on either the NASD's Over-The-Counter Bulletin Board system (also known as "OTCBB") or the Pink Sheets Electronic Quotation Service. There can be no assurance that we will ever be able to qualify to have our stock quoted on the OTC Bulletin Board system, the Pink Sheets Electronic Quotation System, or any stock exchange or stock market.

         Both the OTCBB and the Pink Sheets Electronic Quotation Service have very minimal listing requirements imposed on companies that desire to be listed in their systems.

         The OTCBB only requires that the company's stock be registered with the Commission and that the company be current with its Commission filing requirements. It does not have any other listing requirements. However, in order to be traded, it must also have a Form 15-211(c) on file with the National Association of Securities Dealers (also known as the "NASD") and have at least one (1) market maker in the stock, but these are not listing requirements. There are no requirements as to stock price, bid and asked quotes, number of shareholders, the number of shares held by each shareholder, or the number of shares traded.

         The Pink Sheets quotation system requires that the company's stock be registered with the Securities and Exchange Commission, have at least one (1) market maker and have a Form 15-211(c) on file with the NASD. The Pink Sheets do not have any minimum requirements as to stock price, bid and asked quotes, number of shareholders, the number of shares held by each shareholder, or the number of shares traded.

FORWARD STOCK SPLIT

         On April 14,  2003,  we completed a 2,500  (twenty five  hundred) for 1
(one) forward stock split of our common stock. The 700 shares that had been outstanding on that date were converted into a total of 1,750,000 shares as a result of the forward split. Unless otherwise indicated, all references in this registration statement to our common stock have been restated to give effect to the forward split.

HOLDERS

         As of August 15, 2004, we have 1,920,000 shares of common stock issued and outstanding held by 6 shareholders of record. We currently have no outstanding options or warrants for the purchase of our common stock and have no securities outstanding which are convertible into common stock. We have not yet adopted or developed any plans to adopt any stock option, stock purchase or similar plan for our employees.

DIVIDEND POLICY

         We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts as the board of directors deems relevant. We are not limited in our ability to pay dividends on our securities.

RECENT SALES OF UNREGISTERED SECURITIES

         None

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CRITICAL ACCOUNTING POLICIES

         Our discussion and analysis of our financial condition and results of operations are based upon our statements, which have been prepared in accordance with the standards of the Public Company Accounting Oversight Board (United States). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with our Board of Directors, we have identified five accounting policies that we believe are key to an understanding of our financial statements. These are important accounting policies that require management's most difficult, subjective judgments.

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

         The fifth critical accounting policy relates to production costs incurred to produce videos. Based on our history of producing videos and our inability to accurately forecast the market acceptance of new management training videos, we expense the costs to produce new videos in our Cost of Revenues account.

SELECTED FINANCIAL INFORMATION

                                                     FISCAL YEAR ENDED MAY 31,
                                                       2004              2003
                                                    ---------         ---------

Statement of Operations Data
Total revenue ..............................        $ 374,000         $ 399,000
Operating loss .............................        $(243,000)        $ (32,000)
Net loss after taxes .......................        $(255,000)        $ (54,000)

Balance Sheet Data
Total assets ...............................        $  46,000         $  66,000
Total liabilities ..........................        $ 398,000         $ 162,000
Stockholder's deficit ......................        $(351,000)        $ (66,000)


RESULTS OF OPERATIONS

GENERAL

         Advanced Media Training's core business is the development, production and distribution of management and general workforce training videos for use by businesses throughout the world. In addition to distributing videos produced by us, we market and distribute training videos financed and produced by other producers, which currently account for approximately 85% of our revenues.

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

FISCAL YEAR ENDED MAY 31, 2004 COMPARED TO FISCAL YEAR ENDED MAY 31, 2003

REVENUES

         Our revenues for the fiscal year ended May 31, 2004 were $374,000. Revenues for the prior fiscal year ended May 31, 2003, were $399,000. This represents a decrease of $25,000. This decrease during this period was mainly due to general economic conditions which caused many companies to reduce the amount of monies allocated for employee training. We anticipate that our revenues will continue to be sensitive to general economic conditions.

         Product sales made up nearly 98% of the total revenue in both fiscal years. Rental of videos were less than 2% of our sales in both periods. We expect the rentals of videos to continue to represent approximately the same percentage of revenues for the foreseeable future. Sales of videos produced by other companies accounted for approximately 85% of sales in both fiscal 2004 and 2003. As a result of our limited financial resources that prevent us from financing and producing many new videos, we expect that the sale of videos produced by others will continue to represent approximately 85% of revenues through the next year.

COSTS AND EXPENSES

         The cost of goods sold during the fiscal year ended May 31, 2004 increased from $141,000 during fiscal year ended May 31, 2003 to $202,000. The cost of goods sold as a percent of sales increased by approximately 20% (35% in 2003 to 55% in 2004). This increase is primarily due additional production enhancement costs of $37,000 incurred on the CUBAN MISSILE CRISIS, and $24,000 incurred in production cost for a new training video entitled, TEAMSPEAK: HOW TO ASK POSITIVE QUESTIONS. Revenues related to new and enhanced productions are not expected to be realized for up to a year after conclusion of the production due to the time lag between the completion of the video and the time necessary to promote and distribute the video in the marketplace.

         Selling and marketing expenses decreased from $115,000 in 2003 to $111,000 in 2004. This represents a decrease of $4,000. Our selling and marketing costs are directly related to the introduction of new videos produced by us. These costs are mainly comprised of the creation of advertising and publicity materials, the making of preview copies of the video to be sent to other distributors, and for advertising space in trade publications. As a result of our plan to introduce a number of new videos into the marketplace during fiscal 2005, we anticipate that our selling and marketing cost will increase during this period in proportion to our sales.

         General and administrative expenses increased from $159,000 in 2003, to $282,000 in 2004. This represents an increase of approximately $123,000. This increase was primarily the result of consulting fees paid to Howard Young (see Certain Relationships) to manage our administrative office duties ($68,000), the change in our accounting clerk to full-time ($44,000) and increased professional fees due to the filing of our Form 10-SB ($5,000). We anticipate that our general and administrative expenses will continue to increase as we expect to add additional administrative personnel to support an increased infrastructure.

         Research and development expenses increased from $16,000 in 2003 to $23,000 in 2004. This increase of $7,000 was mainly due to the additional costs incurred for the research and development of two new training videos that we are considering producing during fiscal 2005. Our research and development costs are comprised mainly of fees paid to writers for the initial preparation of an outline for a new training video. Based on our analysis of the outline's sales potential, we will make a decision as to whether or not to move forward with the production. We anticipate that such costs will increase slightly as we continue to evaluate and develop new training videos.

         Interest expense decreased from $24,000 in 2003, to $10,000 in 2004. This represents a decrease of $14,000. This decrease is due to $222,000 owed to the Company's President being converted into Advanced Media Training common stock during 2003.

         Our net loss increased from $54,000 in 2003 to $255,000 in 2004. This represents an increase of $201,000. This increase is primarily due the reduction in our gross profit in 2004 of approximately $86,000, a net increase in operating expenses of approximately $126,000, partially offset by a reduction in interest expense amounting to $14,000. See the respective categories above for further detail of each fluctuation.

PLAN OF OPERATION

         We will continue to devote our limited resources to marketing and distributing workforce training videos and related training materials. At this time these efforts are focused on the sale of videos produced by third parties. 85% of our revenue is derived from these sales. Additionally, we will continue to market four videos produced by us, "THE CUBAN MISSILE CRISIS: A CASE STUDY IN DECISION MAKING AND ITS CONSEQUENCES," "WHAT IT REALLY TAKES TO BE A WORLD CLASS COMPANY," "HOW DO YOU PUT A GIRAFFE IN THE REFRIGERATOR?," and "TEAMSPEAK: HOW TO ASK POSITIVE QUESTIONS." In addition, we anticipate spending some of our resources on the production and marketing of additional training videos produced by us. The amount of funds available for these expenditures will be determined by cash flow from operations, as well as, our ability to raise capital through an equity offering or further borrowing from our President, and other traditional borrowing sources. There can be no assurance that we will be successful in these efforts.

         Management expects that sales of videos and training materials, along with available funds under an agreement with its President and majority shareholder should satisfy our cash requirements through August 31, 2005. The Company's marketing expenses and the production of new training videos will be adjusted accordingly.

         We currently have 4 employees. If cash resources permit, the Company plans to increase its employees to 6 during fiscal 2005 (2 administrative, 4 sales).

LIQUIDITY AND CAPITAL RESOURCES

         We are a company with a limited operating history and a history of net losses.

         We had a cash balance of approximately $18,000 on July 31, 2004. We have an agreement with our President and majority shareholder to borrow up to $500,000 at 8% interest. We owed our President a total of approximately $224,000 in principal and interest under the agreement as of July 31, 2004. The note is collateralized by all of our right, title and interest in and to our video productions and projects, regardless of their stage of production, including all related contracts, licenses, and accounts receivable. Any unpaid principal and interest under the Note will be due and payable on December 31, 2005.

         The Company has a revolving line of credit with Bank of America. This line of credit permits the Company to borrow up to $40,000. The Company's President guarantees the line of credit. Interest is payable monthly at 2.22% above the bank's prime rate of interest (6.22% at July 31, 2004). The line of credit does not require the Company to meet performance criteria or maintain any minimum levels of income or assets. It does require the company to maintain insurance, maintain a modern system of accounting in accordance with generally accepted accounting principles ("GAAP") and to comply with the law. The Company is in compliance with the terms and conditions of the line of credit. Our outstanding balance as of July 31, 2004 was approximately $37,000.

         If revenues from the sale of our videos do not provide sufficient funds to maintain operations, then we believe the raising of funds through further borrowings from our President or traditional borrowing sources will be sufficient to satisfy our budgeted cash requirements through August 31, 2005. Additionally, we may attempt a private placement sale of our common stock. Further, our ability to pursue any business opportunity that requires us to make cash payments would also depend on the amount of funds that we can secure from these various sources. If funding is not available from any of these sources to meet our needs, we will either delay production of one or more of our planned videos or delay any business transaction requiring the payment of cash, or both.

ITEM 7.  FINANCIAL STATEMENTS.


                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----


Independent Auditors' Report.............................................     21

Financial Statements:

         Balance Sheet as of May 31, 2004 ...............................     22

         Statements of Operations for the Years Ended
         May 31, 2004 and 2003...........................................     23

         Statements of Shareholders' Deficit
         for the Years Ended May 31, 2004 and 2003.......................     24

         Statements of Cash Flows for the Years Ended
         May 31, 2004 and 2003...........................................     25

         Notes to Financial Statements...................................     27

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
  Advanced Media Training, Inc.:

We have audited the accompanying balance sheet of Advanced Media, Inc. (formerly Advanced Media, Inc.; the "Company") as of May 31, 2004 and the related statements of operations, shareholder's deficit and cash flows for the years ended May 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at May 31, 2004, and the results of its operations and cash flows for the years ended May 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States.





/s/ Farber & Hass LLP
Camarillo, California
August 3, 2004

ADVANCED MEDIA TRAINING, INC.
(FORMERLY ADVANCED MEDIA, INC.)

BALANCE SHEET
MAY 31, 2004
--------------------------------------------------------------------------------
ASSETS

CASH ...........................................................      $   4,115
ACCOUNTS RECEIVABLE, less allowance of $8,090 ..................         35,175
PREPAID EXPENSES ...............................................            769
PROPERTY AND EQUIPMENT, less accumulated
  depreciation of $6,995 .......................................          4,714
OTHER ASSETS ...................................................          1,525
                                                                      ---------

TOTAL ASSETS ...................................................      $  46,298
                                                                      =========

LIABILITIES AND SHAREHOLDER'S DEFICIT

LINE OF CREDIT .................................................      $  36,832
ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES ....................        108,797
ACCRUED ROYALTIES ..............................................         28,582
ACCRUED INTEREST ...............................................          8,149
NOTE PAYABLE TO SHAREHOLDER ....................................        215,375
                                                                      ---------

TOTAL LIABILITIES ..............................................        397,735
                                                                      ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDER'S DEFICIT:
Common stock, par value - $.001, 25,000,000 shares
  authorized; 1,920,000 shares issued and outstanding ..........          1,920
Additional paid-in capital .....................................        172,079
Accumulated deficit ............................................       (525,436)
                                                                      ---------
Total shareholder's deficit ....................................       (351,437)
                                                                      ---------

TOTAL LIABILITIES AND SHAREHOLDER'S DEFICIT ....................      $  46,298
                                                                      =========

See independent auditors' report and accompanying notes to financial statements.

ADVANCED MEDIA TRAINING, INC.
(FORMERLY ADVANCED MEDIA, INC.)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MAY 31, 2004 AND 2003
--------------------------------------------------------------------------------

                                                        2004           2003
                                                    -----------     -----------
REVENUES:
Sales ..........................................    $   367,187     $   376,104
Rental income ..................................          7,026           7,839
Other income ...................................           --            14,972
                                                    -----------     -----------
Total revenues .................................        374,213         398,915

COST OF GOODS SOLD .............................        201,532         140,543
                                                    -----------     -----------

GROSS MARGIN ...................................        172,681         258,372
                                                    -----------     -----------

OPERATING EXPENSES:
Selling and marketing ..........................        111,340         115,339
General and administrative .....................        281,277         158,656
Research and development .......................         23,039          16,074
                                                    -----------     -----------
Total operating expenses .......................        415,656         290,069
                                                    -----------     -----------

LOSS FROM OPERATIONS ...........................       (242,975)        (31,697)
                                                    -----------     -----------

OTHER INCOME (EXPENSE):
Interest expense ...............................        (10,255)        (23,637)
Other income (expense) .........................         (1,072)          3,430
                                                    -----------     -----------
Other expense, net .............................        (11,327)        (20,207)
                                                    -----------     -----------

LOSS BEFORE PROVISION FOR INCOME TAXES .........       (254,302)        (51,904)

PROVISION FOR INCOME TAXES .....................            800           1,600
                                                    -----------     -----------

NET LOSS .......................................    $  (255,102)    $   (53,504)
                                                    ===========     ===========


BASIC AND DILUTED LOSS PER SHARE ...............    $     (0.13)    $     (0.03)
                                                    ===========     ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING .....      1,920,000       1,835,000
                                                    ===========     ===========

See independent auditors' report and accompanying notes to financial statements.

ADVANCED MEDIA TRAINING, INC.
(FORMERLY ADVANCED MEDIA, INC.)

STATEMENTS OF SHAREHOLDER'S DEFICIT
FOR THE YEARS ENDED MAY 31, 2004 AND 2003
--------------------------------------------------------------------------------

                         COMMON STOCK       ADDITIONAL
                    ---------------------    PAID-IN    SHAREHOLDER'S
                      SHARES      AMOUNT     CAPITAL     (DEFICIT)     TOTAL
                    ---------   ---------   ---------    ---------    ---------
BALANCE,
    MAY 31, 2002    1,750,000   $   1,750   $(105,693)   $(216,830)   $(320,773)

COMMON STOCK
  ISSUED TO
  OFFICERS AS
  COMPENSATION ..     170,000         170        --           --            170

FORGIVENESS OF
  INTERCOMPANY
  RECEIVABLE ....        --          --      (141,063)        --       (141,063)

FORGIVENESS OF
  RELATED PARTY
  PAYABLE .......        --          --       418,835         --        418,835

NET LOSS ........        --          --          --        (53,504)     (53,504)
                    ---------   ---------   ---------    ---------    ---------

BALANCE,
    MAY 31, 2003    1,920,000       1,920     172,079     (270,334)     (96,335)

NET LOSS ........        --          --          --       (255,102)    (255,102)
                    ---------   ---------   ---------    ---------    ---------

BALANCE,
    MAY 31, 2004    1,920,000   $   1,920   $ 172,079    $(525,436)   $(351,437)
                    =========   =========   =========    =========    =========


See independent auditors' report and accompanying notes to financial statements.

ADVANCED MEDIA TRAINING, INC.
(FORMERLY ADVANCED MEDIA, INC.)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2004 AND 2003
--------------------------------------------------------------------------------

                                                           2004          2003
                                                        ---------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...........................................    $(255,102)    $ (53,504)
Adjustments to reconcile net loss to
    net cash used by operating activities:
    Provision for doubtful accounts ................        8,090        13,717
    Depreciation ...................................        2,548         1,952
    Stock issuance .................................         --             170
    Changes in operating assets and liabilities:
    Accounts receivable ............................       15,004       (13,425)
      Accounts payable and accrued expenses ........       42,511        37,788
    Accounts receivable - related party ............         --        (118,411)
    Accrued interest ...............................           52          --
      Other assets .................................          109          (417)
                                                        ---------     ---------
Net cash used by operating activities ..............     (186,788)     (132,130)
                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES -
  Capital expenditures .............................       (1,949)         --
                                                        ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft .....................................       (2,523)        2,523
Borrowings from shareholder ........................         --         116,357
Net proceeds from note payable to shareholder ......      195,375          --
                                                        ---------     ---------
Net cash provided by financing activities ..........      192,852       118,880
                                                        ---------     ---------

NET INCREASE (DECREASE) IN CASH ....................        4,115       (13,250)

CASH, BEGINNING OF YEAR ............................         --          13,250
                                                        ---------     ---------

CASH, END OF YEAR ..................................    $   4,115     $    --
                                                        =========     =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest ...........................................    $   2,106     $   --
Income taxes .......................................    $   1,600     $   --

                                                                     (Continued)

ADVANCED MEDIA TRAINING, INC.
(FORMERLY ADVANCED MEDIA, INC.)

STATEMENTS OF CASH FLOWS - CONTINUED
FOR THE YEARS ENDED MAY 31, 2004 AND 2003
--------------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
In April 2003, Enhance Biotech, Inc. transferred 1,000,000 shares of the Company's common stock held by them to Buddy Young, the Company's Chief Executive Officer in exchange for forgiveness of debt of $418,835.

In January 2003, the Company forgave inter-company receivables of $141,063. Due to the related party relationship, the amount was recorded against additional paid-in capital.


See independent auditors' report and accompanying notes to financial statements.

ADVANCED MEDIA TRAINING, INC.
(FORMERLY ADVANCED MEDIA, INC.)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS DESCRIPTION - Advanced Media Training, Inc. (formerly Advanced Media, Inc.; the "Company") is engaged in the development, production and distribution of training and educational video products and services.

         From the Company's inception to April 18, 2003, it was a wholly-owned subsidiary of Enhance Biotech, Inc. ("Enhance"), formerly Becor Communications, Inc. On April 18, 2003, Enhance agreed to transfer 1 million shares of the Company's common stock held by them in exchange for forgiveness of debt of approximately $419,000 due to Buddy Young, the Company's majority shareholder. Accordingly, the Company is no longer a wholly-owned subsidiary of Enhance Biotech after April 18, 2003.

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

         CONCENTRATION OF CREDIT RISK - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. Accounts receivable are unsecured and the Company is at risk to the extent such amount becomes uncollectible. The Company does not require collateral on sales. As of May 31, 2004, one customer accounted for over 26% of accounts receivable.

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

         ALLOWANCE FOR DOUBTFUL ACCOUNTS - The allowance for doubtful accounts on accounts receivable is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired (bankruptcy, lack of contact, age of account balance).

         PRODUCTION COSTS - The Company periodically incurs costs to produce new management training videos and enhance current videos. Historically, the Company has been unable to accurately forecast revenues to be earned on these videos and has, accordingly, expensed such costs as incurred. The Company expensed approximately $61,000 and $-0- in 2004 and 2003, respectively.

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

         REVENUE RECOGNITION - Sales are recognized upon shipment of videos and training manuals to the customer. Rental income is recognized over the related period that the videos are rented. The Company's products may not be returned by the customer. Accordingly, the Company has made no provision for returns.

         SEGMENT DISCLOSURE - During the year ended May 31, 2004, one customer accounted for over 11% of the Company's net sales.

         ADVERTISING EXPENSE - The Company expensed advertising costs amounting to $60 and $500 in 2004 and 2003, respectively. The Company does not conduct direct response advertising.

         RESEARCH AND DEVELOPMENT - Company-sponsored research and development costs related to both present and future products are expensed currently as a separate line item in the accompanying statements of operations.

         INCOME TAXES - The Company accounts for its income taxes under the provisions of Statement of Financial Accounting Standards 109 ("SFAS 109"). The method of accounting for income taxes under SFAS 109 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities. The provision for income taxes in 2004 represents the California corporate minimum franchise tax.

         NET LOSS PER SHARE - Net loss per share calculations are in accordance with SFAS No. 128, "Earnings Per Share". Accordingly, basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding for each year.

         RECENTLY-ISSUED ACCOUNTING PRONOUNCEMENTS - In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51". This Interpretation requires a company to consolidate the financial statements of a "Variable Interest Entity" ("VIE"), sometimes also known as a "special purpose entity", even if the entity does not hold a majority equity interest in the VIE. The Interpretation requires that if a business enterprise has a "controlling financial interest" in a VIE, the assets, liabilities, and results of the activities of the VIE should be included in consolidated financial statements with those of the business enterprise, even if it holds a minority equity position. This Interpretation was effective immediately for all VIE's created after January 31, 2003; for the first fiscal year or interim period beginning after June 15, 2003 for VIE's in which a company holds a variable interest that it acquired before February 1, 2003. There was no effect on the Company's financial position or results of operations from the adoption of this Interpretation.

         In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This Statement establishes standards for how an issuer of debt or equity classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. There was no effect on the Company's financial position or results of operations from the adoption of this Statement.

2.       NOTE PAYABLE TO SHAREHOLDER

         The Company entered into an agreement with its President and majority shareholder to borrow up to $500,000 (at the discretion of the President) with interest at 8.0%. Repayment shall be made when funds are available and the balance of principal and accrued interest is due December 31, 2005.

3.       LINE OF CREDIT

         The Company has a revolving line of credit with a bank which permits borrowings up to $40,000. The line is guaranteed by the Company's President. Interest is payable monthly at 2.22% above the bank's prime rate of interest (6.22% at May 31, 2004).

4.       FORGIVENESS OF DEBT

         In January 2003, the Company's Board of Directors agreed to forgive all inter-company receivables and payables with the Company's corporate parent, at that time, Enhance. Based on the related party relationship of the Companies, the amount has been recorded against additional paid-in capital.

5.       INCOME TAXES

         The Company has net operating loss carryforwards totalling approximately $437,000 for Federal income tax purposes available to offset future taxable income through 2023. Deferred tax assets consist substantially of the net operating loss carryforward. The Company has made a 100% valuation allowance against the deferred tax asset. The valuation allowance increased approximately $243,100 due to the net loss incurred in 2003. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

6.       COMMITMENTS AND CONTINGENCIES

         The Company has agreements with companies to pay a royalty on sales of certain videos. The royalty is based on a specified formula, which averages approximately 40% to 50% of gross sales.

         The Company leases its operating facility for $1,796 per month in Encino, California under a non-cancelable operating lease, which expired in February 2003; after February 2003, the Company's lease is month-to-month. Rent expense was $22,909 and $16,160 in 2004 and 2003, respectively.

7.       LEGAL

         The Company is, from time to time, subject to legal and other matters in the normal course of its business. While the results of such matters cannot be predicted with certainty, management does not believe that the final outcome of any pending matters will have a material effect on the financial position and results of operations of the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 8A. CONTROLS AND PROCEDURES.

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

                                    PART III

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The following table sets forth the current officers and directors of Advanced Media Training:

NAME                        AGE            POSITION
----                        ---            --------

Buddy Young                 69             President, Chief Executive Officer,
                                             Chief Financial Officer and
Chairman
L. Stephen Albright         52             Vice President, Secretary and
Director
David Leedy                 63             Director
Dennis Spiegelman           57             Director
Mel Powell                  39             Director
Howard Young                45             Vice President

         Buddy Young has served as president, chief executive officer, chief financial officer and chairman of the board of directors of Advanced Media Training, Inc. since its inception in March 2000. Since August 1996, Mr. Young has also been engaged in a privately owned merger and acquisition business which does business under the name of Advantage Mergers and Acquisitions. From 1999 through April 29, 2003, while serving as an officer and director of Advanced Media Training, Mr. Young also served as the chief executive officer and a director of

Enhance Biotech, Inc. (f.k.a. Becor Communications, Inc.). From the date of our incorporation through April 18, 2003, we were a wholly owned subsidiary of Enhance Biotech. In addition, he currently serves as a director of the Wien Group, Inc., a publicly held merchant banking company. Mr. Young was an officer and director of Sporting Magic, Inc. from August 1998 until he resigned from those positions on February 1, 2002. Currently, Mr. Young has no relationship with Sporting Magic, Inc. From March 1998 until July 1999, Mr. Young served as president, executive officer and a director of MGPX Ventures, Inc., now known as Contango Oil & Gas. Prior to Mr. Young joining MGPX Ventures, it sold its business of installing efficient electrical power systems in buildings to its management and had no other business operations. Mr. Young assisted MGPX Ventures in adopting a new business plan and recruiting new management to implement its operations in the oil and gas exploration industry. From 1992 until July 1996, Mr. Young served as president and chief executive officer of Bexy Communications, Inc., a publicly held company. Bexy's core business was the production, financing and distribution of television programming. During Mr. Young's tenure at Bexy, Bexy produced and distributed a number of television programs, including a two-hour special, HEARTSTOPPERS . . . HORROR AT THE MOVIES, hosted by George Hamilton, and a 26 episode half-hour television series entitled FEELIN' GREAT, hosted by Dynasty's John James. From June 1983 until December 1991, Mr. Young was president, chief executive officer and a director of Color Systems Technology, Inc., a publicly held company whose stock traded on the American Stock Exchange. Color Systems' major line of business is the use of its patented computer process for the conversion of black and white motion pictures to color. Prior to joining Color Systems, Mr. Young served from 1965 to 1975 as Director of West Coast Advertising and Publicity for United Artists Corporation, from 1975 to 1976 as Director of Worldwide Advertising and Publicity for Columbia Pictures Corp., from 1976 to 1979 as Vice President of Worldwide Advertising and Publicity for MCA/Universal Pictures, Inc., and from 1981 to 1982 as a principal in the motion picture consulting firm of Powell & Young, which represented some of the industry's leading film makers. For over twenty-five years, Mr. Young has been an active member of The Academy of Motion Picture Arts and Sciences and has served on a number of industry-wide committees.

         L. Stephen Albright has served as a vice president, director and secretary of Advanced Media Training, Inc. since May 2003. Since July 2000, Mr. Albright has also served as a consultant and counsel to Advantage Mergers and Acquisitions, a merger and acquisition business owned by Buddy Young. Prior to becoming associated with Advantage Mergers and Acquisitions in July 2000, Mr. Albright was employed as an associate attorney with a law firm in Los Angeles, California, from June 1994 through June 2000. Mr. Albright started his own law practice in June 2000. Mr. Albright received his undergraduate degree in business administration and marketing from West Virginia University in 1975. Following a career in industrial sales, Mr. Albright entered Whittier College School of Law in 1980. Mr. Albright was admitted to practice law in the State of California in 1983. Mr. Albright's legal career has consisted primarily of transactional work, business litigation, corporate matters, employee matters and providing general legal business advice to clients. Mr. Albright also spent seven years as in-house counsel, vice president, general counsel and secretary to Color Systems Technology, Inc., a publicly-held company whose stock traded on the American Stock Exchange. While with Color Systems, Mr. Albright was responsible for all aspects of the company's business including annual shareholders' meetings; preparation and filing of the company's proxy materials, annual reports on Form 10-K, and registration statements on Form 10-Q; and drafting and negotiating lease agreements, distribution and licensing agreements and debt and equity funding arrangements. Mr. Albright was an officer and director of Sporting Magic, Inc. from June 2000, until he resigned from those positions on February 1, 2002. Currently, Mr. Albright has no relationship with Sporting Magic, Inc. Mr. Albright was an officer and director of Enhance Biotech, Inc. (formerly known as Becor Communications, Inc.) from the inception of Enhance Biotech, Inc. on March 20, 2000, until he resigned those positions on April 29, 2003, as part of Enhance Biotech, Inc.'s acquisition of Enhance Lifesciences, Inc. When specifically requested, Mr. Albright does occasionally provide legal services to Enhance Biotech, Inc. Notwithstanding such occasional representation, Mr. Albright is neither Enhance Biotech, Inc.'s general counsel nor does Enhance Biotech, Inc. consult with him regularly or generally. Mr. Albright's services are limited to specific projects requested by Enhance Biotech, Inc. Additionally, Mr. Albright recently was retained by Wien Group, Inc., a publicly held company to prepare and file Wien Group, Inc.'s required disclosure documents. Mr. Albright provides legal services to Wien Group, Inc. on a regular basis; however, Mr. Albright is not Wien Group, Inc.'s general counsel and is not generally responsible for all Wien Group, Inc.'s legal matters.

         David. Leedy has served as a director and member of the audit committee since May 2003. He is a certified public accountant with many years of experience in establishing and managing corporate financial controls. In 1963 he began his career at Haskins & Sells (now Deloitte & Touche). He is now retired and resides in Texas. From 1994 through the end of 1995 he was Chief Operations/Financial Officer of Reel EFX, Inc., a special effects company whose operations included manufacturing and sales, equipment rentals, and special effects for movies, TV, commercials and live performances. Mr. Leedy retired when he resigned his position at Reel EFX in 1995. In 1993 he served as a Production Accountant at Games Animations/Nickelodeon-MTV. From 1989 through 1992, he served as a consultant to a number of film producers, distributors and foreign sales agents. From 1984 through 1989, he served as Sr. Vice President and Chief Financial Officer of Color Systems Technology, Inc. While there he was responsible for all administrative and financial matters and, assisting the Chief Executive Officer, responsible for operations. He has also served as an expert witness on an important legal case (BUCHWALD V. PARAMOUNT 1990). From 1975 through 1979, he served as Controller of MCA/Universal Pictures and was responsible for the accounting of approximately $350 million in worldwide revenues, advertising and promotion, and royalties. Additionally, he authored and published the definitive book on accounting for royalties in the motion picture industry in 1980, and co-authored another in 1988.

         Dennis Spiegelman has served as a director and a member of the audit committee since May 2003. Mr. Spiegelman is an experienced sales and marketing executive with a successful track record in many aspects of the entertainment industry. He is currently vice president, sales and marketing for Cast & Crew Entertainment Services, Inc., a position he accepted in April 1998. From 1995 to April 1998, Mr. Spiegelman was the senior vice president of sales and marketing for Axium Entertainment, Inc. Both Cast & Crew and Axium specialize in providing payroll and payroll related services to the motion picture and television entertainment industries. Before joining Axium, he held similar positions with AP Services, Inc. and IDC Entertainment Services. During his career of more than 25 years, Mr. Spiegelman has held various other senior positions, including director of operations at Heritage Entertainment, and president and director of All American Group, Inc. While at these companies, Mr. Spiegelman was mainly responsible for the sale of feature films to foreign theatrical, video, and television markets. In addition, Mr. Spiegelman has served as executive producer of the theatrical motion picture entitled NOBODY'S PERFECT and is a past president of Financial, Administrative, and Management Executives in Entertainment, a 50-year-old networking organization for entertainment industry executives.

         Mel Powell has served as a director and a member of the audit committee since May 2003. Mr. Powell brings a background in law, writing, and marketing to the Company. He attended Yale Law School as an undergraduate, and graduated from UCLA Law School in 1988. Mr. Powell is a member of the California Bar Association, and practiced family law from 1988 through 1992 at the Los Angeles based law firm of Trope & Trope. Since 1992 Mr. Powell has been self employed through his privately held company, Breakaway Entertainment. During his time at Breakaway, he has written feature screenplays, teleplays, radio scripts for Premiere Radio Networks, and scripts for corporate training videos.

         Howard Young has served as a Vice President since May 2003. He joined the Company as Director of Marketing in March 2000, and remained in that position until he was appointed a Vice President in May 2003. From June 1998 until March 2000, Mr. Young served as an independent marketing consultant to the Company. He started his business career at Columbia Pictures in 1983 as a motion picture sales trainee. Shortly thereafter he was promoted to salesman, and was responsible for sales and exhibitor relations in the Seattle- Portland territory. From 1985 through June 1998 Mr. Young worked for one of Hollywood's leading advertising agencies, JP Advertising. While there he served in a number of positions relating to the marketing of motion pictures. In 1992 he was named a Senior Vice President of the agency, and was responsible for supervising client accounts. Among others, the agency's accounts included: The Walt Disney Company, 20th Century Fox, Columbia Pictures and Paramount Pictures. Along with his client responsibilities, Mr. Young supervised the administrative operations of the agency. During his tenure at JP Advertising, Mr. Young worked on the marketing campaigns of such films as TITANIC, SPEED, 101 DALMATIANS, MEN IN BLACK, and TRUE LIES. A graduate of Redlands University, Mr. Young is active as a graduate assistant in the Dale Carnegie Course Program. Mr. Young is the son of the Company's president and principal stockholder.

         Directors are elected in accordance with our bylaws to serve until the next annual stockholders meeting and until their successors are elected and qualified or until their earlier resignation or removal. Officers are elected by the board of directors and hold office until the meeting of the board of directors following the next annual meeting of stockholders and until their successors shall have been chosen and qualified. Any officer may be removed, with or without cause, by the board of directors. Any vacancy in any office may be filled by the board of directors.

         Except that one of the Company's key employees, Howard Young, is the son of Buddy Young, there are no family relationships between any directors or executive officers and any other director or executive officer of Advanced Media Training, Inc.

ITEM 10. EXECUTIVE COMPENSATION.


                                    ANNUAL COMPENSATION                   LONG-TERM COMPENSATION
                           -------------------------------------   -----------------------------------
                                                                                  Securities
Name and                                            Other Annual   Restricted     Underlying   LTIP      All Other
Principal Position         Year    Salary   Bonus   Compensation   Stock Awards   Option       Payouts   Comp.
------------------         ----    ------   -----   ------------   ------------   ----------   -------   ---------
Buddy Young,
CEO, CFO & Director        2002     -0-      -0-        -0-            -0-           -0-        -0-        -0-
                           2003     -0-      -0-        -0-            -0-           -0-        -0-        -0-
                           2004     -0-      -0-        -0-            -0-           -0-        -0-        -0-

L. Stephen Albright,
Secretary & Director (1)   2002     -0-      -0-        -0-            -0-           -0-        -0-        -0-
                           2003     -0-      -0-        -0-            -0            -0-        -0-        -0-
                           2004     -0-      -0-        -0-            -0-           -0-        -0-        -0-

Dennis Spiegelman,
Director (2)               2002     -0-      -0-        -0-            -0-           -0-        -0-        -0-
                           2003     -0-      -0-        -0-            -0-           -0-        -0-        -0-
                           2004     -0-      -0-        -0-            -0-           -0-        -0-        -0-

David J. Leedy,
Director (2)               2002     -0-      -0-        -0-            -0-           -0-        -0-        -0-
                           2003     -0-      -0-        -0-            -0-           -0-        -0-        -0-
                           2004     -0-      -0-        -0-            -0-           -0-        -0-        -0-

Mel Powell
Director                   2002     -0-      -0-        -0-            -0-           -0-        -0-        -0-
                           2003     $7,700   -0-        -0-            -0-           -0-        -0-        -0-
                           2004     $8,140   -0-        -0-            -0-           -0-        -0-        -0-

Howard Young,
Vice President (3)         2002     -0-      -0-        -0-            -0-           -0-        -0-        -0-
                           2003     $6,000   -0-        -0-            -0-           -0-        -0-        -0-
                           2004     $68,295  -0-        -0-            -0-           -0-        -0-        -0-
----------

(1) As compensation for services rendered and for serving as an officer and a director of the Company, on May 21, 2003, the Company issued 100,000 shares of common stock to Mr. Albright. At the time of the issuance, the stock had no positive book value, and no market value.

(2) As compensation for joining and serving as a director of the Company, on May 21, 2003, the Company issued 10,000 shares of common stock to each of Mr. Spiegelman and Mr. Leedy. At the time of the issuance, the stock had no positive book value, and no market value.

(3) As compensation for serving as a director of the Company and conducting some of the day to day operations of the Company, on May 21, 2003 we issued 50,000 shares of common stock to Mr. Young. At the time of the issuance, the stock had no positive book value, and no market value.

EMPLOYMENT AND CONSULTING AGREEMENTS

         We do not have any employment or consulting agreements with any of our executive officers. Other than the compensation paid to Mr. Young and Mr. Powell, no other compensation has been paid or accrued to any officer or director since the incorporation of Advanced Media Training, Inc. in March 2000.

OPTION/SAR GRANTS

         We have not granted any options or stock appreciation rights to any of our executive officers or employees.

AGGREGATED OPTION/SAR EXERCISES

         Since we have never granted any options or stock appreciation rights to any of our executive officers or employees, none exist to be exercised.

COMPENSATION OF DIRECTORS

         Other than the initial issuance of common stock as described above, directors of the Company have not and do not receive any compensation for serving on the board or for attending any meetings. Directors who are also officers of the Company receive no additional consideration for their service as a director.

         During fiscal 2004, Howard Young received a total of $68,295 and Mr. Powell received a total of $8,145 in compensation (see "Certain Relationships and Related Transactions"). Other than the compensation paid to Mr. Young and Mr. Powell, no other compensation has been paid or accrued to any officer or director since the incorporation of Advanced Media Training, Inc.in March 2000. No stock options, warrants or other rights have been issued to any of the Company's officers, directors or employees. The Company has not approved or adopted any such plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth information as of August 15, 2004, regarding beneficial ownership of the Common Stock of the Company by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock, (ii) each director of the Company, (iii) the Chief Executive Officer and other executive officers of the Company and (iv) the Company's executive officers and directors as a group. Unless otherwise indicated, the address of each stockholder listed in the table is 17337 Ventura Boulevard, Suite 208, Encino, California 91316.

                                                  NUMBER OF         PERCENTAGE
NAME AND ADDRESS                                 SHARES OWNED     OF CLASS OWNED
-------------------------------------------      ------------     --------------

Young Family Trust (1) ....................        1,000,000          52.09%
Stephen Albright (2) ......................          100,000           5.21%
David Leedy (3) ...........................           10,000           0.52%
Mel Powell ................................                0           0%
Dennis Spiegelman (3) .....................           10,000           0.52%
Howard Young (4) ..........................           50,000           2.61%
Enhance Biotech, Inc(5) ...................          750,000          39.07%
     35th Floor, 1285 Avenue of the
     Americas, New York, New York 10019
All officers and directors as a group
     (4 persons) ..........................        1,170,000          60.93%
----------
(1)      All of the shares beneficially owned by the Young Family Trust are also
         beneficially   owned  by  Buddy  Young  and  Rebecca  Young,   who,  as
         co-trustees of the Trust, share voting and investment power over the shares. Buddy Young is a director and executive officer of Advanced Media Training and the Chief Executive Officer of the Company.
(2)      Director, Vice President and Secretary
(3)      Director
(4)      Howard Young is a Vice President and the son of Mr. Buddy Young.
(5) The officers and directors, a.k.a. the "control persons", for Enhance Biotech, Inc. are: Christopher Every, Chief Executive Officer and Director; Lee Cole, Chief Financial Officer and Director; and, Roger Holdom, Secretary and Director, all of whom may be reached at Enhance Biotech, Inc.'s address listed above. Other than Enhance Biotech,
         Inc.'s   ownership  of  stock  in  our  Company,   there  is  no  other
         relationship between the Company and Enhance Biotech, Inc. or its control persons.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Prior to April 29, 2003, Buddy Young, our chief executive officer, director and principal shareholder, and L. Stephen Albright, our secretary and director, served in similar capacities with our second largest shareholder, Enhance Biotech. Mr. Young currently serves as a consultant to Enhance Biotech, and Mr. Albright occasionally serves as attorney for Enhance Biotech.

         We have an agreement with our President and majority shareholder to borrow up to $500,000 (at the president's discretion) at 8% interest through December 31, 2004. Repayment is to be made when funds are available with the balance of principal and interest due December 31, 2005. The Company has borrowed approximately $236,000 through July 31, 2004.

         Prior to April 18, 2003, our then parent company, Enhance Biotech owed Mr. Young approximately $237,000 in principal and interest and we owed Mr. Young approximately $222,000 in principal and interest. However, on that date, $439,000 of that combined debt due Mr. Young was converted into equity as described below. The remaining obligation of $25,000 in principal due Mr. Young was assumed by Enhance Biotech. In exchange, Enhance Biotech transferred 1,000,000 of its 1,750,000 shares of Advanced Media Training to Mr. Young, thereby converting $439,000 (approx.) of the debt described above into equity.

         The note is secured by all our right, title and interest in and to our video productions and projects, regardless of their state of production, including all related contracts, licenses, and accounts receivable. Any unpaid principal and interest under the Note will be due and payable on December 31, 2005.

         Mr. Powell, a director of the Company serves as a free lance writer on a number of our training video scripts, as well as a part-time assistant in the marketing of our product. During fiscal 2004, Mr. Powell has been compensated a total of $8,145 for his writing and marketing services. These fees were paid to Breakaway Entertainment, a privately held production company owned by Mr. Powell.

         Mr. Howard Young, an officer of the Company and the son of the Company's president, received fees totaling $68,295 in fiscal 2004. Mr. Young's duties include the management of our administrative functions.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS.

         The following documents are included or incorporated by reference as exhibits to this report:

         31.1 Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. 31.2 Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      REPORTS ON FORM 8-K

         We did not file any reports on Form 8-K during the fiscal year ended May 31, 2004.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    August 18, 2004        ADVANCED MEDIA TRAINING, INC.

                                By: /S/ BUDDY YOUNG
                                    --------------------------------------------
                                    Buddy Young
                                    President, Chief Executive Officer and Chief
                                    Financial Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Date:    August 18, 2004            /S/ BUDDY YOUNG
                                    --------------------------------------------
                                    Buddy Young
                                    President, Chief Executive Officer, Chief
                                    Financial Officer and Director (Principal
                                    Executive, Financial and Accounting Officer)


Date:    August 18, 2004            /S/ L. STEPHEN ALBRIGHT
                                    --------------------------------------------
                                    L. Stephen Albright
                                    Director


Date:    August 18, 2004            /S/ DENNIS SPIEGELMAN
                                    --------------------------------------------
                                    Dennis Spiegelman
                                    Director

Date:    August 18, 2004            /S/ DAVID LEEDY
                                    --------------------------------------------
                                    David Leedy
                                    Director

Date:    August 18, 2004            /S/ MEL POWELL
                                    --------------------------------------------
                                    Mel Powell
                                    Director