Form 10QSB
period 2004-08-31
ADVANCED MEDIA TRAINING INC
filed 2004-10-13
CIK 1250485

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended August 31, 2004

[ ] Transition Report under Section 13 or 15(d) of the Exchange Act for the Transition Period from ________ to ___________

                         Commission File Number: 0-50333

                          ADVANCED MEDIA TRAINING, INC.
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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ]  No [X]

         The Registrant has 1,920,000 shares of Common stock, par value $.001 per share issued and outstanding as of September 30, 2004. There is currently no public market for the Company's Common stock.

         Traditional Small Business Disclosure Format (check one) Yes [ ] No [X]

                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB

PART I   FINANCIAL INFORMATION


                                                                            PAGE
                                                                            ----
Item 1.  Financial Statements..........................................        3

         Balance Sheet, August 31, 2004................................        3

         Statements of Operations and Accumulated Deficit
             For the Three Months Ended
             August 31, 2004 and  2003.................................        4

         Statements of Cash Flows
             For the Three Months Ended
             August 31, 2004 and 2003..................................        5

         Notes to Financial Statements.................................        6

Item 2.  Management's Discussion and Analysis or Plan
             of Operation..............................................        9

Item 3.  Controls and Procedures.......................................       12

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.............................................       12

Item 2.  Changes in Securities and Use of Proceeds.....................       12

Item 3.  Defaults upon Senior Securities...............................       12

Item 4.  Submission of Matters to a Vote of Security Holders...........       12

Item 5.  Other Information.............................................       12

Item 6.  Exhibits and Reports on Form 8-K..............................       12

Signature..............................................................       13

PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              ADVANCED MEDIA, INC.
                           BALANCE SHEET (UNAUDITED)
                                AUGUST 31, 2004


ASSETS:

ACCOUNTS RECEIVABLE, Net of allowance
  for doubtful accounts of $8,090 ...........................            42,529

PROPERTY AND EQUIPMENT, Net of accumulated
  depreciation of $7,595 ....................................             4,114

LICENSE AGREEMENT, Net of accumulated
  amortization of $750 ......................................            29,250

PREPAID EXPENSES AND OTHER ASSETS ...........................             2,296
                                                                      ---------

TOTAL ASSETS ................................................         $  78,189
                                                                      =========

LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES:

Bank overdraft ..............................................         $     604
Line of credit ..............................................            36,832
Accounts payable and accrued expenses .......................           132,659
Accrued royalties ...........................................            32,047
Note payable to shareholder .................................           275,875
Accrued interest due to shareholder .........................            13,097
                                                                      ---------
Total liabilities ...........................................           491,114
                                                                      ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:

Common stock, par value - $.001;
    25,000,000 shares authorized; 1,920,000
    shares issued and outstanding ...........................             1,920
Additional paid-in capital ..................................           187,079
Accumulated deficit .........................................          (601,924)
                                                                      ---------
Total shareholders' deficit .................................          (412,925)
                                                                      ---------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT .................         $  78,189
                                                                      =========

See accompanying notes to financial statements.

                              ADVANCED MEDIA, INC.
          STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT (UNAUDITED)
                           FOR THE THREE MONTHS ENDED
                            AUGUST 31, 2004 AND 2003


                                                      2004              2003
                                                  -----------       -----------
REVENUES ...................................      $   115,228       $    81,754

COST OF REVENUES ...........................           50,361            26,866
                                                  -----------       -----------

GROSS PROFIT ...............................           64,867            54,888
                                                  -----------       -----------

EXPENSES:
Selling and marketing ......................           46,104            30,733
General and administrative .................           80,958            55,425
Research and development ...................            8,768             3,741
                                                  -----------       -----------
Total expenses .............................          135,830            89,899
                                                  -----------       -----------

LOSS FROM OPERATIONS .......................          (70,963)          (35,011)

OTHER EXPENSE - Interest ...................           (5,525)           (1,069)
                                                  -----------       -----------

LOSS BEFORE INCOME TAXES ...................          (76,488)          (36,080)

INCOME TAXES ...............................              -0-               -0-
                                                  -----------       -----------

NET LOSS ...................................          (76,488)          (36,080)

ACCUMULATED DEFICIT AT JUNE 1 ..............         (525,436)         (270,334)
                                                  -----------       -----------

ACCUMULATED DEFICIT AT AUGUST 31 ...........      $  (601,924)      $  (306,414)
                                                  ===========       ===========
 BASIC AND DILUTED LOSS PER SHARE ..........      $     (0.31)      $     (0.16)
                                                  ===========       ===========
WEIGHTED AVERAGE SHARES OUTSTANDING ........        1,920,000         1,920,000
                                                  ===========       ===========


See accompanying notes to financial statements.

                              ADVANCED MEDIA, INC.

                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                           FOR THE THREE MONTHS ENDED
                            AUGUST 31, 2004 AND 2003



                                                            2004         2003
                                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .............................................   $ (76,488)   $ (36,080)
Adjustments to reconcile net loss to net cash used
     by operating activities:
     Depreciation and amortization ...................       1,350          521
     Decrease in allowance for doubtful accounts .....         -0-         (769)
     Changes in operating assets and liabilities:
         Accounts receivable .........................      (7,354)      28,625
         Accounts payable and accrued expenses .......      32,273       (5,700)
                                                         ---------    ---------
Net cash used by operating activities ................     (50,219)     (13,403)
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES -
     Purchase of equipment ...........................         -0-       (1,949)
     License agreement ................................    (30,000)         -0-
                                                         ---------    ---------
Net cash used by investing activities                      (30,000)      (1,949)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings from shareholder ......................      60,500        7,000
Bank overdraft .......................................         604        8,352
Additional paid-in capital                                  15,000          -0-
                                                         ---------    ---------
Net cash provided by financing activities ............      76,104       15,352
                                                         ---------    ---------

NET CHANGE IN CASH ...................................      (4,115)         -0-

CASH, BEGINNING OF PERIOD ............................       4,115          -0-
                                                         ---------    ---------

CASH, END OF PERIOD ..................................   $     -0-    $     -0-
                                                         =========    =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for interest................................  $      577    $     -0-
Cash paid for income taxes............................  $      -0-    $     -0-

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

CONCENTRATION OF CREDIT RISK - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. Accounts receivable are unsecured and the Company is at risk to the extent such amount becomes uncollectible. The Company does not require collateral on sales. As of August 31, 2004, one customer accounted for 46% of accounts receivable.

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

LICENSE AGREEMENT - The Company acquired a license to distribute a training workforce video utilizing the original film, Wizard of Oz, for a period of 10 years. Amortization is forecast to approximate $3,000 per year on a straight-line basis.

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

SIGNIFICANT CUSTOMERS - During the three months ended August 31, 2004, two customers accounted for 27% and 18%, respectively, of the Company's net sales.


ADVERTISING EXPENSE - The Company had no advertising costs for the three months ended August 31, 2004 and August 31, 2003, respectively. The Company does not conduct direct response advertising.

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

4.       INCOME TAXES

The Company has net operating loss carryforwards totaling approximately $437,000 at May 31, 2004 for Federal income tax purposes available to offset future taxable income through 2023. Deferred tax assets consist substantially of the net operating loss carryforward. The Company has made a 100% valuation allowance against the deferred tax asset. The valuation allowance increased approximately $243,100 due to the net loss incurred in fiscal 2004. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

5.       COMMITMENTS AND CONTINGENCIES

The Company has  agreements  with companies to pay a royalty on sales of certain
videos.   The  royalty  is  based  on  a  specified   formula,   which  averages
approximately 35% to 45% of gross sales.

The Company leases its operating facility for $2,100 per month in Encino, California under an operating lease which expires in August 2005. Rent expense was approximately $6,300 and $4,009 for the three months ended August 31, 2004 and August 31, 2003, respectively.

6.       LEGAL

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

SELECT FINANCIAL INFORMATION

                                                     For the Three Months Ended
                                                     08/31/04         08/31/03
                                                   (Unaudited)       (Unaudited)
                                                   -----------       -----------
Statement of Operations Data
Total revenue ..............................        $ 115,228         $  81,754
Operating loss .............................        $ (70,963)        $ (35,011)
Net loss after taxes .......................        $ (76,488)        $ (36,080)
Net loss per share .........................        $   (0.31)        $   (0.16)

Balance Sheet Data
Total assets ...............................        $  78,189         $  39,558
Total liabilities ..........................        $ 491,114         $ 171,973
Stockholder's deficit ......................        $(412,925)        $(132,415)

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

THREE-MONTH PERIOD ENDED AUGUST 31, 2004 COMPARED TO THREE-MONTH PERIOD ENDED AUGUST 31, 2003

REVENUES

         Our revenues for the three month period ended August 31, 2004 were $115,228. Revenues for the prior three month period ended August, 2003, were $81,754. This represents an increase of $33,474. The increase during this period was mainly due to the addition of one salesperson, and revenue generated from the sale of recently produced training videos.

         Product sales made up approximately 96% of the total revenue in the three month period ended August 31, 2004. Rental of videos represented approximately 4% during this period. Sale of videos made up nearly 100% of the total revenue, and rental of videos represented less than 1% during the three month period ended August 31, 2003. The minor variance is due to the normal change in the mix of client purchases versus rentals. We expect the rentals of videos to continue to represent approximately the same percentage of revenues for the foreseeable future. Sales of videos produced by other companies accounted for approximately 85% of sales in both fiscal 2004 and 2003. As a result of our limited financial resources which prevent us from financing and producing many new videos, we expect that the sale of videos produced by others will continue to represent approximately 85% of revenues.

COSTS AND EXPENSES

         From 2003 to 2004, the cost of goods sold during the three month period ended August 31, 2004, increased from $26,866 to $50,361. This represents an increase of $23,495. The cost of goods sold as a percent of sales increased by approximately 11% (33% in 2003 to 44% in 2004). This increase is primarily due to certain costs incurred for the production of a new video, ($7,402), and the sale of a number of third party videos from several producers which we contractually receive a lower percentage discount, causing us to pay a higher price for the product.

         Approximately 85% of our revenue is generated from the sale of training videos produced by companies with which we have distribution contracts with. The terms of these distribution contracts vary with regard to percentage of discount we receive. These discounts range from a low of 35% to a high of 50% of gross receipts. As we cannot predict which companies will produce better selling videos in any one period, we cannot predict future product mix. However, we anticipate that the cost of goods sold as a percentage of revenues will be approximately within the 35 to 50 percent range.

         Total operating expenses increased from $89,899 in the three month period ended August 31, 2003 to $135,830 during the same period in 2004. This represents an increase of $45,931. This increase was primarily due to an additional $24,183 in increased payroll and consulting fees paid to professional and administrative personnel, and an additional $13,170 in selling and marketing expenses.

         Selling and marketing expenses increased from $30,733 in 2003 to $46,104 in 2004. This represents an increase of $15,371. This increase during this period of approximately 43% in selling and marketing expense resulted from the fact that we introduced a new training video produced by us into the marketplace.

         Our selling and marketing costs are directly related to the introduction of new videos produced by us. These costs are mainly comprised of the creation of advertising and publicity materials, the making of preview copies of the video to be sent to other distributors, and for advertising space in trade publications.

         General and administrative expenses increased from $55,425 in 2003 to $80,958 in 2004. This represents an increase of $25,533. This increase was primarily the result of increased payroll and consulting fees paid to professional and administrative personnel. The main components in these general and administrative expenses are salaries for our employees, consulting fees, and professional fees for accounting and legal services, and rent. We anticipate that our general and administrative expenses will continue to increase as we expect to add additional administrative personnel to support an increased infrastructure.

         Research and development expenses increased from $3,741 in 2003 to $8,768 in 2004. This increase of $5,027 is mainly due to our working to develop 2 new videos. Our research and development costs are comprised mainly of fees paid to writers for the initial preparation of an outline for a new training video. Based on our analysis of the outline's sales potential, we will make a decision as to whether or not to move forward with the production. We anticipate that such costs will increase slightly as we continue to evaluate and develop new training videos.

         Interest expense increased from $1,069 in 2003, to $5,525 in 2004. This represents an increase of $4,456. This increase is primarily due to additional borrowings from our President and principal shareholder.

         Our net loss increased from $36,080 in 2003 to $76,488 in 2004. This is an increase of $40,408. The primary cause of this increase is the costs related to the hiring of additional personnel, and the production and launching of a new video into the marketplace.

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


                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS       None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS       None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES        None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         During the quarter ended August 31, 2004, no matters were submitted to the Company's security holders.

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

                                              ADVANCED MEDIA TRAINING, INC.
                                              (Registrant)


Dated: October 13, 2004                        /S/ BUDDY YOUNG
                                              ----------------------------------
                                              Buddy Young, President and Chief
                                              Executive Officer