Form 10QSB
period 2004-11-30
ADVANCED MEDIA TRAINING INC
filed 2005-01-13
CIK 1250485

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]  Quarterly  Report under Section 13 or 15(d) of the Securities  Exchange Act of 1934

                For the quarterly period ended November 30, 2004


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

                               Yes [_]   No [X]

         The Registrant has 2,665,000 shares of Common stock, par value $.001 per share issued and outstanding as of December 31, 2004. There is currently no public market for the Company's Common stock.

         Traditional Small Business Disclosure Format (check one)

                               Yes [_]   No [X]

                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB



PART I   FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----

Item 1.     Financial Statements (Unaudited) ........................         3
            Balance Sheet
                November 30, 2004 ...................................         4
            Statements of Operations
                For the Three- and Six-Month Periods
                Ended November 30, 2004 and 2003 ....................         5
            Statements of Cash Flows
                For the Six Months Ended
                November 30, 2004 and 2003 ..........................         6
            Statements of Shareholders' Deficit
                for the Six Months Ended November 30, 2004 ..........         7
            Notes to Financial Statements ...........................         8

Item 2.     Management's Discussion and Analysis or Plan
            of Operation ............................................        11

Item 3.     Controls and Procedures .................................        17


PART II     OTHER INFORMATION

Item 1.     Legal Proceedings .......................................        18

Item 2.     Unregistered Sales of Equity Securities and
            Use of Proceeds .........................................        18

Item 3.     Defaults upon Senior Securities .........................        18

Item 4.     Submission of Matters to a Vote of Security Holders .....        18

Item 5.     Other Information .......................................        18

Item 6.     Exhibits ................................................        18

Signatures ..........................................................        19

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                (Financial Statements Commence on Following Page)

ADVANCED MEDIA TRAINING, INC.


BALANCE SHEET (Unaudited)
--------------------------------------------------------------------------------

                                                                    November 30,
                                                                         2004
                                                                      ---------
ASSETS

CASH ........................................................         $  14,122

ACCOUNTS RECEIVABLE, Net of allowance
  for doubtful accounts of $10,261 ..........................            40,253

PROPERTY AND EQUIPMENT, Net of accumulated
  depreciation of $8,255 ....................................             3,454

LICENSE AGREEMENT, Net of accumulated
  amortization of $1,500 ....................................            28,500

PREPAID EXPENSES AND OTHER ASSETS ...........................             2,295
                                                                      ---------

TOTAL ASSETS ................................................         $  88,624
                                                                      =========


LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES:
Line of credit ..............................................         $  37,032
Accounts payable and accrued expenses .......................           141,021
Note payable to shareholder .................................           353,375
Accrued interest due to shareholder .........................            19,482
                                                                      ---------
Total liabilities ...........................................           550,910
                                                                      ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, par value - $.001;
    25,000,000 shares authorized; 2,665,000
    shares issued and outstanding ...........................             2,665
Additional paid-in capital ..................................           335,334
Accumulated deficit .........................................          (800,285)
                                                                      ---------
Total shareholders' deficit .................................          (462,286)
                                                                      ---------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT .................         $  88,624
                                                                      =========


See accompanying notes to financial statements.

ADVANCED MEDIA TRAINING, INC.


STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED
NOVEMBER 30, 2004 AND 2003 (Unaudited)
--------------------------------------------------------------------------------

                                    THREE MONTHS               SIX MONTHS
                               ----------------------    ----------------------
                                  2004         2003         2004         2003
                               ---------    ---------    ---------    ---------

REVENUES ...................   $  99,424    $  76,145    $ 214,652    $ 157,899

COST OF REVENUES ...........      94,519       63,894      144,880       90,760
                               ---------    ---------    ---------    ---------

GROSS PROFIT ...............       4,905       12,251       69,772       67,139
                               ---------    ---------    ---------    ---------

EXPENSES:
Selling and marketing ......      93,930       39,501      139,031       70,234
General and administrative .     101,017       53,837      182,147      109,262
Research and development ...       2,100        2,100       10,868        5,841
Interest expense ...........       7,050        2,141       12,575        3,210
                               ---------    ---------    ---------    ---------
Total expenses .............     204,097       97,579      344,621      188,547
                               ---------    ---------    ---------    ---------

LOSS BEFORE INCOME TAXES ...    (199,192)     (85,328)    (274,849)    (121,408)

INCOME TAXES ...............         -0-          -0-          -0-          -0-
                               ---------    ---------    ---------    ---------

NET LOSS ...................   $(199,192)   $ (85,328)   $(274,849)   $(121,408)
                               =========    =========    =========    =========

BASIC AND DILUTED LOSS
   PER SHARE ...............   $   (0.09)   $   (0.04)   $   (0.13)   $   (0.06)
                               =========    =========    =========    =========

WEIGHTED AVERAGE SHARES
   OUTSTANDING .............   2,329,396    1,920,000    2,124,698    1,920,000
                               =========    =========    =========    =========


See accompanying notes to financial statements.

ADVANCED MEDIA TRAINING, INC.


STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2004 AND 2003 (Unaudited)
--------------------------------------------------------------------------------
                                                           2004          2003
                                                        ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...........................................    $(274,849)    $(121,408)
Adjustments to reconcile net loss
     to net cash used by operating activities:
     Common stock issued for services ..............       82,000           -0-
     Provision for bad debts .......................        2,170           -0-
     Depreciation ..................................        1,260         1,021
     Amortization ..................................        1,500           -0-
     Changes in operating assets and liabilities:
         Accounts receivable .......................       (7,248)       25,804
         Other assets ..............................           (1)          106
         Accounts payable and accrued expenses .....       46,975        74,073
                                                        ---------     ---------
Net cash used by operating activities ..............     (148,193)      (86,255)
                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment ..............................          -0-        (1,949)
License agreement ..................................      (30,000)          -0-
                                                        ---------     ---------
Net cash used by investing activities ..............      (30,000)       (1,949)
                                                        ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft .....................................          -0-         1,204
Net borrowings from shareholder ....................      138,000        87,000
Net borrowings on line of credit ...................          200           -0-
Common stock issued for cash .......................       35,000           -0-
Contribution of capital ............................       15,000           -0-
                                                        ---------     ---------
Net cash provided by financing activities ..........      188,200        88,204
                                                        ---------     ---------

NET INCREASE IN CASH ...............................       10,007           -0-

CASH, BEGINNING OF PERIOD ..........................        4,115           -0-
                                                        ---------     ---------
CASH, END OF PERIOD ................................    $  14,122      $    -0-
                                                        =========     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest .............................    $   1,242     $   1,152
Cash paid for income taxes .........................    $     -0-     $     -0-

In September 2004, the Company issued 410,000 shares of its common stock for services valued at $82,000. In addition, the Company issued 160,000 shares of its common stock for accrued royalties totaling $32,000.


See accompanying notes to financial statements.

ADVANCED MEDIA TRAINING, INC.

STATEMENTS OF SHAREHOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2004 (Unaudited)
----------------------------------------------------------------------------------------

                                  COMMON STOCK       ADDITIONAL
                             --------------------     PAID-IN    SHAREHOLDER
                               SHARES     AMOUNT      CAPITAL     (DEFICIT)      TOTAL
                             ---------   ---------   ---------    ---------    ---------

BALANCE, MAY 31, 2004 ....   1,920,000   $   1,920   $ 172,079    $(525,436)   $(351,437)

COMMON STOCK ISSUED TO
  EMPLOYEES AND CONSULTANTS
  AS COMPENSATION ........     410,000         410      81,590         --         82,000

COMMON STOCK ISSUED FOR
  CASH ...................     175,000         175      34,825         --         35,000

COMMON STOCK ISSUED FOR
  ACCRUED ROYALTY.........     160,000         160      31,840         --         32,000

CONTRIBUTION OF CAPITAL ..        --          --        15,000         --         15,000

NET LOSS .................        --          --          --       (274,849)    (274,849)
                             ---------   ---------   ---------    ---------    ---------

BALANCE, MAY 31, 2003 ....   2,665,000   $   2,665   $ 335,334    $(800,285)   $(462,286)
                             =========   =========   =========    =========    =========


See accompanying notes to financial statements.

ADVANCED MEDIA TRAINING, INC.

NOTES TO FINANCIAL STATEMENTS

1.   NATURE OF BUSINESS AND ORGINIZATIONAL STRUCTURE

Advanced Media Training, Inc. (formerly Advanced Knowledge, Inc.; the "Company") is engaged in the development, production and distribution of training and educational video products and services.

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

2.   INTERIM CONDENSED FINANCIAL STATEMENTS

FISCAL PERIODS

The Company's fiscal year-end is May 31. References to a fiscal year refer to the calendar year in which such fiscal year ends.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenue and expenses, the reported amounts and classification of assets and liabilities, and the disclosure of contingent assets and liabilities. These estimates and assumptions are based on the Company's historical results as well as management's future expectations. The Company's actual results could vary materially from management's estimates and assumptions.

RECLASSIFICATIONS

Certain amounts in the condensed financial statements for the comparative prior fiscal periods have been reclassified to be consistent with the current fiscal period's presentation.

PREPARATION OF INTERIM CONDENSED FINANCIAL STATEMENTS

These interim condensed financial statements for the periods ended November 30, 2004 and 2003 have been prepared by the Company's management, without audit, in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). In the opinion of management, these interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise noted) necessary to present fairly the Company's financial position, results of operations and cash flows for the fiscal periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in these interim financial statements pursuant to the SEC's rules and regulations, although the Company's management believes that the disclosures are adequate to make the information presented not misleading. The financial position, results of operations and cash flows for the interim periods disclosed herein are not necessarily indicative of future financial results. These interim condensed financial statements should be read in conjunction with the annual financial statements and the notes thereto included in the Company's most recent Annual Report on Form 10-KSB for the fiscal year ended May 31, 2004.

NET LOSS PER SHARE

Basic and diluted net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding during the applicable fiscal periods. At November 30, 2004 and 2003, the Company had no common stock equivalents outstanding.

UNCLASSIFIED BALANCE SHEET

In accordance with the provisions of AICPA Statement of Position 00-2, "ACCOUNTING BY PRODUCERS OR DISTRIBUTORS OF FILMS," the Company has elected to present an unclassified balance sheet.

RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

There are no accounting standards with pending adoptions that have any applicability to the Company.

3.   NOTE PAYABLE TO SHAREHOLDER

The Company entered into an agreement with its President and majority shareholder to borrow up to $500,000 with interest at 8.0%. Repayment shall be made when funds are available and the balance of principal and accrued interest is due December 31, 2005.

4.   LINE OF CREDIT

The Company has a revolving line of credit with a bank which permits borrowings up to $40,000. The line is guaranteed by the Company's President. Interest is payable monthly at 2.22% above the bank's prime rate of interest.

5.   INCOME TAXES

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

The Company leases its operating facility for $2,185 per month in Encino, California under an operating lease which expires in August 2005. Rent expense was approximately $12,900 and $10,400 for the six months ended November 30, 2004 and 2003, respectively.

The Company has commitments to fund approximately $20,000 over the next six months for the completion of two training videos.

7.   LEGAL

The Company is, from time to time, subject to legal and other matters in the normal course of its business. While the results of such matters cannot be predicted with certainty, management does not believe that the final outcome of any pending matters will have a material effect on the financial position and results of operations of the Company.

8.   RELATED PARTY TRANSACTIONS

The Company has an agreement with a Director of the Company to pay $700 per month to preview scripts and ideas for potential training videos. The agreement is on a month-to-month basis. The expense is included in Research and Development Expense in the Statement of Operations for the six months ended November 30, 2004.

The Company has a consulting agreement with Howard Young, the son of Buddy Young (the Company's Chief Executive Officer) which provides a monthly fee of $6,000 for administrative and sales consultation. The fee is allocated equally between General and Administrative and Selling and Marketing expense in the Statement of Operations for the six months ended November 30, 2004.

During the quarter ended November 30, 2004, the Company issued 100,000 shares of common stock (valued at $0.20 per share) each to Howard Young and Elise Eisenstadt (daughter of Buddy Young) for services rendered to the Company.

ADVANCED MEDIA TRAINING, INC.

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

SELECT FINANCIAL INFORMATION

                                                    For the Three Months Ended
                                                   11/30/04            11/30/03
                                                 (Unaudited)         (Unaudited)
                                                  ---------           ---------
Statement of Operations Data
Total revenue ..........................          $  99,424           $  76,145
Operating loss .........................          $(192,142)          $ (83,187)
Net loss after taxes ...................          $(199,192)          $ (85,328)
Net loss per share .....................          $   (0.09)          $   (0.04)

Balance Sheet Data
Total assets ...........................          $  88,624           $  41,003
Total liabilities ......................          $ 550,910           $ 258,746
Stockholder's deficit ..................          $(462,286)          $(217,743)


THREE-MONTH PERIOD ENDED NOVEMBER 30, 2004 COMPARED TO THREE-MONTH PERIOD ENDED NOVEMBER 30, 2003

GENERAL

         Our revenues for the three month period ended November 30, 2004 were approximately $99,400. Revenues for the prior three month period ended November 30, 2003, were approximately $76,000. This represents an increase of $23,400. This increase was mainly due to the hiring of two additional sales personnel.

         Net product sales made up nearly 100% of the total revenue in both three month periods. Sales of videos produced by other companies accounted for approximately 85% of sales in both fiscal 2004 and 2003.

COSTS AND EXPENSES

         From 2003 to 2004, the cost of goods sold during the three month period ended November 30, increased from approximately $63,900 to approximately $94,500. This represents an increase of $30,600. The cost of goods sold as a percent of sales increased by approximately 14% (85% in 2003 to 99% in 2004). This is primarily due to the expensing of production costs ($60,700 in 2004 and $37,000 in 2003) incurred on several new videos which have not produced any significant revenues to date. Total operating expenses increased from approximately $95,400 in the three month period ended November 30, 2003 to approximately $197,000 during the same period in 2004. This represents an increase of $101,600. This increase was due primarily to additional marketing expenditures incurred for the launching of a new video, additional consulting fees, additional payroll expenses for administrative personnel, and the issuance of shares of our common stock valued at $82,000 to employees and consultants for services rendered.

         Selling and marketing expenses increased from approximately $39,500 in 2003 to approximately $93,900 in 2004. This represents an increase of $54,400. The increase in selling and marketing was the result of the additional costs incurred for advertising and marketing programs, consulting fees to Howard Young of $9,000, and the issuance of shares of our common stock valued at $41,000 to employees and consultants for services rendered. Selling and marketing expenses are expected to increase if and when we launch additional videos into the marketplace, and hire additional sales representatives.

         General and administrative expenses increased from approximately $53,800 in 2003 to approximately $101,000 in 2004. This represents an increase of $47,200. This increase was the result of increased payroll and benefits for professional and administrative personnel ($6,000), and the issuance of shares of our common stock valued at $41,000 to employees and consultants for services rendered. We anticipate that our general and administrative expenses will increase as we add additional administrative personnel to support the increased infrastructure.

         Research and development expenses remained the same, $2,100 in 2003 and $2,100 in 2004. We currently pay a Director of the Company $700 per month to review and consult on potential new scripts and ideas for training videos. We anticipate that such costs will increase slightly as we create and develop new training video products.

         Interest expense increased from $2,100 in 2003, to $7,100 in 2004. This represents an increase of $5,000. This increase is primarily due to further borrowings from our President and principal shareholder.

         The net loss increased from approximately $85,300 in 2003 to approximately $199,200 in 2004. The cause of this increase is mainly due to costs incurred for the production of two new videos, additional personnel and consulting costs to build up our infrastructure, and the issuance of shares of our common stock valued at $82,000 to employees and consultants for services rendered.

SELECT FINANCIAL INFORMATION

                                                     For the Six Months Ended
                                                  -----------------------------
                                                   11/30/04            11/30/03
                                                 (Unaudited)         (Unaudited)
                                                  ---------           ---------
Statement of Operations Data
Total revenue ..........................          $ 214,652           $ 157,899
Operating loss .........................          $(262,300)          $(118,200)
Net loss after taxes ...................          $(274,849)          $(121,408)
Net loss per share .....................          $   (0.13)          $   (0.06)

SIX MONTH PERIOD FISCAL 2004 COMPARED TO SIX MONTH PERIOD FISCAL 2003

GENERAL

         Our revenues for the six month period ended November 30, 2004 were approximately $214,700. Revenues for the prior six month period ended November 30, 2003, were approximately $157,900. This represents an increase of $56,800. This increase was mainly due to the hiring of additional sales personnel during this six month period.

         Net product sales made up nearly 100% of the total revenue in both six month periods. Sales of videos produced by other companies accounted for approximately 85% of sales in both fiscal 2004 and 2003.

COSTS AND EXPENSES

         From 2003 to 2004, the cost of goods sold during the six month period ended November 30, increased from approximately $90,800 to $144,900. This represents an increase of $54,100. The cost of goods sold as a percent of sales increased by approximately 10% (57% in 2003 to 67% in 2004) The primary reason for this increase is the expensing of costs ($68,700 in 2004 and $37,000 in 2003) incurred for the production of several new videos which have not produced any significant revenues to date. Total operating expenses increased from approximately $185,300 in the six month period ended November 30, 2003 to $332,600 during the same period in 2004. This represents an increase of $146,700. This increase was due primarily to marketing expenditures incurred for the launching of a new video, additional consulting fees, and additional payroll expenses for administrative personnel, and the issuance of shares of our common stock valued at $82,000 to employees and consultants for services rendered. Our fixed overhead, consisting primarily of rent, was approximately $10,000 in 2003 and $13,000 in 2004. For fiscal 2005, we anticipate that operating expenses will run lower than 2004. This is mainly due to the fact that we do not expect at this time to issue as many shares of our common stock to employees or consultants. We expect that gross profits, as a percentage of sales, should increase and that, as sales increase, the cost of goods sold will increase proportionately.

         Selling and marketing expenses increased from approximately $70,200 in 2003 to approximately $139,000 in 2004. This represents an increase of $68,800. The increase in selling and marketing was the result of the issuance of shares of our common stock valued at $41,000 to employees and consultants for services rendered, consulting fees to Howard Young of $18,000, and the additional costs incurred in advertising and marketing new videos, much of which we anticipate will benefit future periods. Selling and marketing expenses are expected to increase if and when we produce new videos, and engage additional sales representatives.

         General and administrative expenses increased from approximately $109,300 in 2003 to approximately $182,100 in 2004. This represents an increase of $72,800. This increase was mainly the result of the issuance of shares of our common stock valued at $41,000 to employees and consultants for services rendered, recruitment expense of $10,000 related to the hiring of a new sales representative and increased payroll and benefits for professional and administrative personnel ($11,000). We anticipate that our general and administrative expenses will increase as we add additional administrative personnel to support the increased infrastructure.

         Research and development expenses increased from approximately $5,800 in 2003 to $10,900 in 2004. We currently pay a Director of the Company $700 per month to review and consult on potential new scripts and ideas for training videos. We anticipate that such costs will increase slightly as we create and develop new training video products.

         Interest expense increased from approximately $3,200 in 2003, to approximately $12,600 in 2004. This represents an increase of $9,400. This increase is primarily due to further borrowings from the Company's President and principal shareholder.

         The net loss increased from approximately $121,400 in 2003 to approximately $274,800 in 2004. The cause of this increase is mainly due to the issuance of shares of our common stock valued at $82,000 to employees and consultants for services rendered, the costs incurred for the production of several new videos, and additional personnel and consulting costs to build up our infrastructure.

         We have an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $500,000 at 8% interest. Repayment is to be made when funds are available with the balance of principal and interest due December 31, 2005. The Company has borrowed approximately $353,000 through November 30, 2004.

PLAN OF OPERATION

         We will continue to devote our limited resources to marketing and distributing workforce training videos and related training materials. At this time these efforts are focused on the five following videos produced by us:
"COAST GUARD ON LEADERSHIP," "HOW TO ASK POSITIVE QUESTIONS," "THE CUBAN MISSILE
CRISIS: A CASE STUDY IN DECISION MAKING AND ITS CONSEQUENCES," "WHAT IT REALLY TAKES TO BE A WORLD CLASS COMPANY," AND "HOW DO YOU PUT A GIRAFFE IN THE REFRIGERATOR?." In addition, we anticipate spending some of our resources on the production of additional training videos, and the marketing and distribution of training videos produced by other companies. The amount of funds available for these expenditures will be determined by cash flow from operations, as well as, our ability to raise capital through an equity offering or further borrowing from our President, and other traditional borrowing sources. There can be no assurance that we will be successful in these efforts.

         Management expects that sales of its videos and training materials, along with available funds under an agreement with its President and majority shareholder should satisfy its cash requirements through May 31, 2005. The Company's marketing expenses and the production of new training videos will be adjusted accordingly.

         We currently have 4 employees. If cash resources permit, the Company plans to increase its employees to 6 during calendar 2005 (2 administrative, 4 sales).

LIQUIDITY AND CAPITAL RESOURCES

         We are a company with a limited operating history and a history of net losses.

         We had a cash balance of approximately $16,700 on December 31, 2004. We have an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $500,000 at 8% interest through December 31, 2005. We owed our President a total of approximately $353,000 in principal under the note as of December 23, 2004. The note is collateralized by all of our right, title and interest in and to our video productions and projects, regardless of their stage of production, including all related contracts, licenses, and accounts receivable. Any unpaid principal and interest under the Note will be due and payable on December 31, 2005.

         The Company has a revolving line of credit with Bank of America. This line of credit permits the Company to borrow up to $40,000. The line of credit is guaranteed by the Company's President. Interest is payable monthly at 2.22% above the bank's prime rate of interest (7.22% at December 31, 2004). The line of credit does not require the Company to meet performance criteria or maintain any minimum levels of income or assets. The Company is in compliance with the terms and conditions of the line of credit. Our outstanding balance as of December 31, 2004, was $37,000.

         We have a commitment during the next six months to fund up to $20,000 for the production of two new videos

         If revenues from the sale of our videos do not provide sufficient funds to maintain operations, then we believe the raising of funds through further borrowings from our President or traditional borrowing sources will be sufficient to satisfy our budgeted cash requirements through May 31, 2005. Additionally, we may continue to attempt to raise funds through a private placement sale of our common stock. Further, our ability to pursue any business opportunity that requires us to make cash payments would also depend on the amount of funds that we can secure from these various sources. If funding is not available from any of these sources to meet our needs, we will either delay production of one or more of our planned videos or delay any business transaction requiring the payment of cash, or both.

ITEM 3.  CONTROLS AND PROCEDURES

         The principal executive officer and principal financial officer of the Company, who are the same person ("the Certifying Officer") with the assistance of advisors, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in section 240.13a-14(c) and 240.15d-14(c) under the Exchange Act) within 90 days prior to the filing of this quarterly report. Based upon the evaluation, the Certifying Officer concludes that the Company's disclosure controls and procedures are effective in timely alerting management to material information relative to the Company which is required to be disclosed in its periodic filings with the SEC.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS     None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the quarter ended November 30, 2004, the Company sold 335,000 shares of our common stock to 5 investors for $67,000. Of the total amount raised as a result of the sale of these shares, $32,000 was a conversion of debt by an unaffiliated third party. These sales of shares were exempt from registration under Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering. We issued the shares subject to resale restrictions. These shares were sold solely to investors who were able to demonstrate, by completing a Subscription Agreement, that they were accredited or sophisticated investors. Additionally, each investor was provides with a package of information that adequately described the Company and disclosed all relevant information. The following is an analysis of our use of these proceeds.

         Gross proceeds                              $67,000

         Debt conversion                             $32,000

         Working capital                             $35,000

         Working capital includes payroll, rent, and other general office expense.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended November 30, 2004, no matters were submitted to the Company's security holders.

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

                                             ADVANCED MEDIA TRAINING, INC.
                                             (Registrant)


Dated: January 12, 2005                      /S/ BUDDY YOUNG
                                             -----------------------------------
                                             Buddy Young, President and Chief
                                             Executive Officer