Form 10QSB
period 2005-02-28
ADVANCED MEDIA TRAINING INC
filed 2005-04-14
CIK 1250485

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended February 28, 2005


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

                                 Yes [X] No [_]

         The Registrant has 2,685,000 shares of Common stock, par value $.001 per share issued and outstanding as of February 28, 2005. There is currently no public market for the Company's Common stock.

         Traditional Small Business Disclosure Format (check one) Yes [_] No [X]

                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB



PART I   FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----

Item 1.  Financial Statements.........................................        3
         Balance Sheet
             February 28, 2005........................................        3
         Statements of Operations
             For the Three- and Nine-Month Periods
             Ended February 28, 2005 and February 29, 2004............        4
         Statements of Cash Flows
             For the Nine Months Ended
             February 28, 2005 and February 29, 2004..................        5
         Statements of Shareholders' Deficit
             For The Nine Months Ended
             February 28, 2005 (Unaudited)............................        6
         Notes to Financial Statements................................        7

Item 2.  Management's Discussion and Analysis or Plan
         of Operation.................................................       11

Item 3.  Controls and Procedures......................................       17

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings............................................       18

Item 2.  Changes in Securities and Use of Proceeds....................       18

Item 3.  Defaults upon Senior Securities..............................       18

Item 4.  Submission of Matters to a Vote of Security Holders..........       18

Item 5.  Other Information............................................       18

Item 6.  Exhibits.....................................................       18

Signatures............................................................       19

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

ADVANCED MEDIA TRAINING, INC.


BALANCE SHEET (Unaudited)
--------------------------------------------------------------------------------

                                                                    February 28,
                                                                        2005
                                                                     ----------
ASSETS

CASH .......................................................         $   10,523

ACCOUNTS RECEIVABLE, Net of allowance
  for doubtful accounts of $10,261 .........................             39,617

PROPERTY AND EQUIPMENT, Net of accumulated
  depreciation of $8,916 ...................................              2,793

LICENSE AGREEMENT, Net of accumulated
  amortization of $2,250 ...................................             27,750

PREPAID EXPENSES AND OTHER ASSETS ..........................              2,837
                                                                     ----------

TOTAL ASSETS ...............................................         $   83,520
                                                                     ==========

LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES:
Line of credit .............................................         $   37,064
Accounts payable and accrued expenses ......................            131,131
Note payable to shareholder ................................            388,375
Accrued interest due to shareholder ........................             27,116
                                                                     ----------
Total liabilities ..........................................            583,686
                                                                     ----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, par value - $.001;
    25,000,000 shares authorized; 2,685,000
    shares issued and outstanding ..........................              2,685
Additional paid-in capital .................................            339,314
Accumulated deficit ........................................           (842,165)
                                                                     ----------
Total shareholders' deficit ................................           (500,166)
                                                                     ----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT ................         $   83,520
                                                                     ==========


See accompanying notes to financial statements.

ADVANCED MEDIA TRAINING, INC.

STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED
FEBRUARY 28, 2005 AND FEBRUARY 29, 2004 (Unaudited)
---------------------------------------------------------------------------------------

                                      THREE MONTHS                  NINE MONTHS
                               --------------------------    --------------------------
                                   2005           2004           2005          2004
                               -----------    -----------    -----------    -----------
REVENUES ...................   $   120,991    $   131,707    $   335,643    $   289,236

COST OF REVENUES ...........        41,234         53,923        186,114        144,710
                               -----------    -----------    -----------    -----------

GROSS PROFIT ...............        79,757         77,784        149,529        144,526
                               -----------    -----------    -----------    -----------

EXPENSES:
Selling and marketing ......        58,127         37,951        197,158        107,799
General and administrative .        52,700         58,195        234,047        167,760
Research and development ...         2,450          5,401         13,318         10,925
Interest expense ...........         8,360          2,903         20,935          6,115
                               -----------    -----------    -----------    -----------
Total expenses .............       121,637        104,450        465,458        292,599
                               -----------    -----------    -----------    -----------

LOSS BEFORE INCOME TAXES ...       (41,880)       (26,666)      (315,929)      (148,073)

INCOME TAXES ...............           -0-            800            800            800
                               -----------    -----------    -----------    -----------

NET LOSS ...................   $   (41,880)   $   (27,466)   $  (316,729)   $  (148,873)
                               ===========    ===========    ===========    ===========

BASIC AND DILUTED LOSS
   PER SHARE ...............   $     (0.02)   $     (0.01)   $     (0.14)   $     (0.08)
                               ===========    ===========    ===========    ===========

WEIGHTED AVERAGE SHARES
   OUTSTANDING .............     2,667,141      1,900,000      2,311,886      1,900,000
                               ===========    ===========    ===========    ===========


See accompanying notes to financial statements.

ADVANCED MEDIA TRAINING, INC.


STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004 (Unaudited)
--------------------------------------------------------------------------------
                                                           2005          2004
                                                        ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...........................................    $(316,729)    $(148,873)
Adjustments to reconcile net loss
     to net cash used by operating activities:
     Common stock issued for services ..............       82,000           -0-
     Provision for bad debts .......................        2,170         2,231
     Depreciation ..................................        1,921         1,521
     Amortization ..................................        2,250           -0-
     Changes in operating assets and liabilities:
         Accounts receivable .......................       (6,612)      (10,854)
         Other assets ..............................         (543)          107
         Accounts payable and accrued expenses .....       44,719        47,128
                                                        ---------     ---------
Net cash used by operating activities ..............     (190,824)     (108,740)
                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment ..............................          -0-        (1,949)
License agreement ..................................      (30,000)          -0-
                                                        ---------     ---------
Net cash used by investing activities ..............      (30,000)       (1,949)
                                                        ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft .....................................          -0-        (2,523)
Net borrowings from shareholder ....................      173,000       120,000
Net borrowings on line of credit ...................          232           -0-
Common stock issued for cash .......................       39,000           -0-
Contribution of capital ............................       15,000           -0-
                                                        ---------     ---------
Net cash provided by financing activities ..........      227,232       117,477
                                                        ---------     ---------

NET INCREASE IN CASH ...............................        6,408         6,788

CASH, BEGINNING OF PERIOD ..........................        4,115           -0-
                                                        ---------     ---------
CASH, END OF PERIOD ................................    $  10,523      $  6,788
                                                        =========     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest .............................    $   1,968     $     -0-
Cash paid for income taxes .........................    $     -0-     $     800

In September 2004, the Company issued 410,000 shares of its common stock for services valued at $82,000. In addition, the Company issued 160,000 shares of its common stock for accrued royalties totaling $32,000.


See accompanying notes to financial statements.

ADVANCED MEDIA TRAINING, INC.

STATEMENTS OF SHAREHOLDERS' DEFICIT
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2005 (Unaudited)
----------------------------------------------------------------------------------------

                                  COMMON STOCK       ADDITIONAL
                              --------------------     PAID-IN   SHAREHOLDER
                               SHARES      AMOUNT      CAPITAL    (DEFICIT)      TOTAL
                              ---------   ---------   ---------   ---------    ---------
BALANCE, MAY 31, 2004 .....   1,920,000   $   1,920   $ 172,079   $(525,436)   $(351,437)

COMMON STOCK ISSUED TO
  EMPLOYEES AND CONSULTANTS
  AS COMPENSATION .........     410,000         410      81,590        --         82,000

COMMON STOCK ISSUED FOR
  CASH ....................     195,000         195      38,805        --         39,000

COMMON STOCK ISSUED FOR
  ACCRUED ROYALTY .........     160,000         160      31,840        --         32,000

CONTRIBUTION OF CAPITAL ...        --          --        15,000        --         15,000

NET LOSS ..................        --          --          --      (316,729)    (316,729)
                              ---------   ---------   ---------   ---------    ---------

BALANCE, FEBRUARY 28, 2005    2,685,000   $   2,685   $ 339,314   $(842,165)   $(500,166)
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

From the Company's inception to April 18, 2003, it was a wholly-owned subsidiary of Enhance Biotech, Inc. ("Enhance"), formerly Becor Communications, Inc. On April 18, 2003, Enhance agreed to transfer 1 million shares of the Company's common stock held by them in exchange for forgiveness of debt of approximately $434,000 due to Buddy Young, the Company's President and majority shareholder. Accordingly, the Company is no longer a wholly-owned subsidiary of Enhance Biotech after April 18, 2003. However, it still owned 750,000 shares. On September 7, 2004 Enhance distributed the 750,000 shares of common stock held by it to its shareholders of record as of July 15, 2004. The shareholders received one share of the Company's common stock for every five hundred shares of Enhance's common stock, held by the shareholder as of July 15, 2004. However, under the agreement no shareholder received less than 100 shares of the Company's common stock. As a result of this transaction, since September 7, 2004, Enhance has not been a shareholder of the Company, nor do they have any other relationship with it.

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

PREPARATION OF INTERIM CONDENSED FINANCIAL STATEMENTS

These interim condensed financial statements for the periods ended February 28, 2005 and February 29, 2004 have been prepared by the Company's management, without audit, in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). In the opinion of management, these interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise noted) necessary to present fairly the Company's financial position, results of operations and cash flows for the fiscal periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in these interim financial statements pursuant to the SEC's rules and regulations, although the Company's management believes that the disclosures are adequate to make the information presented not misleading. The financial position, results of operations and cash flows for the interim periods disclosed herein are not necessarily indicative of future financial results. These interim condensed financial statements should be read in conjunction with the annual financial statements and the notes thereto included in the Company's most recent Annual Report on Form 10-KSB for the fiscal year ended May 31, 2004.

SIGNIFICANT CUSTOMERS

The Company has one customer that constituted 23% of net accounts receivable at February 28, 2005.

NET LOSS PER SHARE

Basic and diluted net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding during the applicable fiscal periods. At February 28, 2005 and February 29, 2004, the Company had no common stock equivalents outstanding.

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

5.       INCOME TAXES

The Company has net operating loss carryforwards totaling approximately $437,000 at May 31, 2004 for Federal income tax purposes available to offset future taxable income through 2024. Deferred tax assets consist substantially of the net operating loss carryforward. The Company has made a 100% valuation allowance against the deferred tax asset. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

6.       COMMITMENTS AND CONTINGENCIES

The Company has  agreements  with companies to pay a royalty on sales of certain
videos.   The  royalty  is  based  on  a  specified   formula,   which  averages
approximately 35% to 45% of gross sales.

The Company leases its operating facility for $2,185 per month in Encino, California under an operating lease which expires in August 2005. Rent expense was approximately $19,300 and $15,600 for the nine months ended February 28, 2005 and February 29, 2004, respectively.

The Company has commitments to fund approximately $10,000 over the next nine months for the completion of a new training video.

7.       LEGAL

The Company is, from time to time, subject to legal and other matters in the normal course of its business. While the results of such matters cannot be predicted with certainty, management does not believe that the final outcome of any pending matters will have a material effect on the financial position and results of operations of the Company.

8.       RELATED PARTY TRANSACTIONS

The Company has an agreement with a Director of the Company to pay $700 per month to preview scripts and ideas for potential training videos. The agreement is on a month-to-month basis. The expense is included in Research and Development Expense in the Statement of Operations for the nine months ended February 28, 2005.

The Company has a consulting agreement with Howard Young, the son of Buddy Young (the Company's Chief Executive Officer) which provides a monthly fee of $6,000 for administrative and sales consultation. The fee is allocated equally between General and Administrative and Selling and Marketing expense in the Statement of Operations for the nine months ended February 28, 2005.

During the nine months ended February 28, 2005, the Company issued 100,000 shares of common stock (valued at $0.20 per share) each to Howard Young and Elise Eisenstadt (daughter of Buddy Young) for services rendered to the Company.

ADVANCED MEDIA TRAINING, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CRITICAL ACCOUNTING POLICIES

         Our discussion and analysis of our financial condition and results of operations are based upon our statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with our Board of Directors, we have identified two accounting policies that we believe are key to an understanding of our financial statements. These are important accounting policies that require management's most difficult, subjective judgments.

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

         The second critical accounting policy relates to production costs. The Company periodically incurs costs to produce new management training videos and to enhance current videos. Historically, the Company has been unable to accurately forecast revenues to be earned on these videos and has, accordingly, expensed such costs as incurred.

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

SELECT FINANCIAL INFORMATION

                                                    For the Three Months Ended
                                                    ---------------------------
                                                    02/28/05          02/29/04
                                                   (unaudited)       (unaudited)
                                                    ---------         ---------
Statement of Operations Data
Revenue ....................................        $ 120,991         $ 131,707
Cost of revenues ...........................        $  41,234         $  53,923
Gross profit ...............................        $  79,757         $  77,784
Total expenses .............................        $ 121,637         $ 104,450
Net loss after taxes .......................        $ (41,880)        $ (27,466)
Net loss per share .........................        $   (0.02)        $   (0.01)

Balance Sheet Data
Total assets ...............................        $  83,520         $  81,717
Total liabilities ..........................        $ 583,686         $ 326,925
Stockholder's deficit ......................        $(500,166)        $(245,208)


THREE-MONTH PERIOD ENDED FEBRUARY 28, 2005 COMPARED TO THREE-MONTH PERIOD ENDED FEBRUARY 29, 2004

REVENUES

         Our revenues for the three month period ended February 28, 2005 were $120,991. Revenues for the prior three month period ended February 29, 2004, were approximately $131,707. This represents a decrease of $10,716. This decrease during this period was mainly due to less revenue generated from two videos released during the same period last year.

         Product sales made up nearly 100% of the total revenue in both three month periods. Rental of videos were less than 1% of our sales in both periods. We expect the rentals of videos to continue to represent approximately the same percentage of revenues for the foreseeable future. Sales of videos produced by other companies accounted for approximately 85% of sales in both fiscal 2005 and 2004. As a result of our limited financial resources which prevent us from financing and producing many new videos, we expect that the sale of videos produced by others will continue to represent approximately 85% of revenues.

COST OF REVENUES

         From 2004 to 2005, the cost of goods sold during the three month period ended February 28, 2005, decreased from $53,923 to $41,234. This represents a decrease of $12,689. The cost of goods sold as a percent of sales decreased by approximately 7% (41% in 2004 to 34% in 2005). This decrease is primarily due to more production costs being incurred and expensed in 2004.

         As stated earlier, during most periods approximately 85% of our revenue is generated from the sale of training videos produced by companies with which we have distribution contracts with. The terms of these distribution contracts vary with regard to percentage of discount we receive. These discounts range from a low of 35% to a high of 50% of gross receipts. As we cannot predict which companies will produce better selling videos in any one period, we cannot predict future product mix. However, although there may be some variances, we anticipate that the cost of goods sold as a percentage of revenues will generally be approximately within the 40 to 51 percent range.

EXPENSES

         Selling and marketing expenses increased from $37,951 in 2004 to $58,127 in 2005. This represents an increase of $20,176. This increase during this period of approximately 53% in selling and marketing expense resulted from the increase in sales commissions from $19,843 in 2004 to $26,787 in 2005. Our commissions fluctuate significantly due to the composition of sales by outside representatives (subject to commissions) versus in-house sales (non-commissioned). We also retained Howard Young, son of Buddy Young our majority shareholder, to handle business promotions for a total of $9,000 in 2005 and incurred development costs for our website (commenced in 2005) totaling approximately $8,600.

         Our selling and marketing costs are directly related to the introduction of new videos produced by us. These costs are mainly comprised of the creation of advertising and publicity materials, the making of preview copies of the video to be sent to other distributors, and for advertising space in trade publications.

         General and administrative expenses decreased from $58,195 in 2004 to $52,700 in 2005. This represents a decrease of $5,495. This decrease was primarily the result of less fees paid to consultants during this period. The main components in these general and administrative expenses are salaries for our employees, consulting fees, and professional fees for accounting and legal services, and rent. We anticipate that our general and administrative expenses will increase as we expect to add additional administrative personnel to support an increased infrastructure.

         Research and development expenses decreased from $5,401 in 2004 to $2,450 in 2005. Our research and development costs are comprised mainly of fees paid to writers for the initial preparation of an outline for a new training video. Based on our analysis of the outline's sales potential, we will make a decision as to whether or not to move forward with the production. We anticipate that such costs will increase slightly as we continue to evaluate and develop new training videos.

         Interest expense increased from $2,903 in 2004, to $8,360 in 2005. This represents an increase of $5,457. This increase is due to additional borrowing from our president.

NET LOSS

         Our net loss increased from $27,466 in 2004 to $41,880 in 2005. This is an increase of $14,414. The primary cause of this increase is the costs incurred for the development of our internet website and retention of Howard Young as a consultant.


SELECT FINANCIAL INFORMATION

                                                     For the Nine Months Ended
                                                    ---------------------------
                                                    02/28/05          02/29/04
                                                   (unaudited)       (unaudited)
                                                    ---------         ---------
Statement of Operations Data
Revenue ....................................        $ 335,643         $ 289,236
Cost of revenues ...........................        $ 186,114         $ 144,710
Gross profit ...............................        $ 149,529         $ 144,526
Total Expenses .............................        $ 465,458         $ 292,599
Net loss after taxes .......................        $(316,729)        $(148,873)
Net loss per share .........................        $   (0.14)        $   (0.08)


NINE MONTH PERIOD ENDED FEBRUARY 28, 2005 COMPARED TO NINE MONTH PERIOD ENDED FEBRUARY 29, 2004

REVENUES

         Our revenues for the nine month period ended February 28, 2005 were approximately $335,643. Revenues for the prior nine month period ended February 29, 2004, were approximately $289,236. This represents an increase of $46,407 primarily due to the distribution of two new videos produced by us, and the hiring of one additional sales person.

         Net product sales made up nearly 100% of the total revenue in both nine month periods. Rental of videos were less than 1% of our sales in both periods. We expect the rentals of videos to continue to represent approximately the same percentage of revenues for the foreseeable future. Sales of videos produced by other companies accounted for approximately 85% of sales in both fiscal 2005 and 2004.

COST OF REVENUES

         From 2004 to 2005, the cost of goods sold during the nine month period ended February 28, 2005, increased from $144,710 to $186,114. This represents an increase of $41,404. The cost of goods sold as a percent of sales increased by approximately 4 percentage points (50% in 2004 to 55% in 2005). This increase is primarily due to an increase in production costs incurred in the first six months of 2005 versus 2004. We expense such costs as incurred. However, although there may be occasional variances, we anticipate that the cost of goods sold (excluding production costs expensed) as a percentage of revenues will continue to generally be approximately within the 35 to 40 percent range.

EXPENSES

         Selling and marketing expenses increased from $107,799 in 2004 to $197,158 in 2005. This represents an increase of $89,359. As stated earlier, our selling and marketing costs are directly affected by the number of new training products we introduce into the marketplace. The increase in selling and marketing was the result of our introducing two new videos produced by us into the marketplace during this period, as compared to the same period in 2004.

         General and administrative expenses increased from $167,760 in 2004 to $234,047 in 2005. This represents an increase of $66,287. This increase was primarily the result of increased payroll, the development of our internet website, and consulting fees paid to professional and administrative personnel. The main components in these general and administrative expenses are salaries for our employees, consulting fees, and professional fees for accounting and legal services, and rent. We anticipate that our general and administrative expenses will continue to increase as we add additional administrative personnel to support the increased infrastructure.

         Research and development expenses increased slightly from $10,925 in 2004 to $13,318 in 2005. We anticipate that such costs will increase slightly as we evaluate and develop new training video products.

         Interest expense increased from $6,115 in 2004, to $20,935 in 2005. This represents an increase of $14,820. This increase is due to additional borrowings from our president.

NET LOSS

         The net loss increased from $148,873 in 2004 to $316,729 in 2005. This represents an increase of $167,856. This increase was primarily due to an increase of payroll of approximately $42,000, an increase of approximately $9,000 paid to consultants, $10,000 paid for the recruitment of an additional sales person, and costs of approximately $79,000 incurred for the production of two new videos.

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

         Management expects that sales of videos and training materials, along with available funds under an agreement with its President and majority shareholder should satisfy our cash requirements through December 31, 2005. The Company's marketing expenses and the production of new training videos will be adjusted accordingly.

         We currently have 4 employees. If cash resources permit, the Company plans to increase its employees to 6 during calendar 2005 (2 administrative, 4 sales).

LIQUIDITY AND CAPITAL RESOURCES

         We are a company with a limited operating history and a history of net losses.

         We had a cash balance of $10,523 on February 28, 2005. We have an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $500,000 at 8% interest through December 31, 2005. We owed our President a total of $388,375 in principal under the agreement as of February 28, 2005. The note is collateralized by all of our right, title and interest in and to our video productions and projects, regardless of their stage of production, including all related contracts, licenses, and accounts receivable. Any unpaid principal and interest under the Note will be due and payable on December 31, 2005.

         The Company has a revolving line of credit with Bank of America. This line of credit permits the Company to borrow up to $40,000. The line of credit is guaranteed by the Company's President. Interest is payable monthly at 2.22% above the bank's prime rate of interest (6.22% at February 28, 2005). The line of credit does not require the Company to meet performance criteria or maintain any minimum levels of income or assets. It does require the company to maintain insurance, maintain a modern system of accounting in accordance with generally accepted accounting principles ("GAAP") and to comply with the law. The Company is in compliance with the terms and conditions of the line of credit. Our outstanding balance as of February 28, 2005, was $37,064.

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

         If funding is insufficient at any time in the future, we may not be able to take advantage of business opportunities or respond to competitive pressures, any of which could have a negative impact on the business, operating results and financial condition. In addition, if additional shares were issued to obtain financing, current shareholders may suffer a dilutive effect on their percentage of stock ownership in Advanced Media Training.

         The Company has commitments to fund approximately $10,000 over the next nine months for the completion of a new training vide

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

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS   None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS   None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES   None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         During the quarter ended February 28, 2005, no matters were submitted to the Company's security holders.

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

                                          ADVANCED MEDIA TRAINING, INC.
                                          (Registrant)


Dated: April 12, 2005                     /S/ BUDDY YOUNG
                                          ------------------------------------
                                              Buddy Young, President and Chief
                                              Executive Officer