Form 10KSB
period 2005-05-31
ADVANCED MEDIA TRAINING INC
filed 2005-08-29
CIK 1250485

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT
         OF 1934

                     For the fiscal year ended May 31, 2005

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number: 0-50333

                          ADVANCED MEDIA TRAINING, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

            Delaware                                            95-4810658
-------------------------------                             ------------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                              Identification No.)

17337 Ventura Boulevard, Suite 208, Encino, California            91316
------------------------------------------------------          ----------
     (Address of principal executive offices)                   (Zip Code)

                                 (818) 784-0040
                            -------------------------
                           (Issuer's telephone number)

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

                               Yes [X]     No [_]

         Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Check whether the issuer is a "shell  company" as defined in Rule 12b-2
of the Securities Exchange Act of 1934. Yes [_]    No [X]


         The issuer had revenues from operations during the fiscal year ended May 31, 2005 of $438,857.

         As of May 31, 2005 the issuer had of 2,685,000 shares of common stock outstanding.

         There currently is no public market for the Company's Stock.

         Documents incorporated by reference:  None
         Transitional Small Business Disclosure Format (check one):

                               Yes [_]     No [X]

                                    CONTENTS

                                                                            PAGE
                                                                            ----
PART I

        Item 1.   Description of Business......................................3
        Item 2.   Description of Property.....................................12
        Item 3.   Legal Proceedings...........................................13
        Item 4.   Submission of Matters to a Vote of Security Holders.........13

PART II

        Item 5.   Market for Common Equity and Related Stockholder
                     Matters..................................................13
        Item 6.   Management's Discussion and Analysis or Plan of
                     Operation................................................15
        Item 7.   Financial Statements........................................20
        Item 8.   Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure......................31
        Item 8A.  Controls and Procedure......................................31

PART III

        Item 9.   Directors, Executive Officers, Promoters and
                     Control Persons; Compliance with Section 16(a)
                     of the Exchange Act......................................32
        Item 10.  Executive Compensation......................................36
        Item 11.  Security Ownership of Certain Beneficial Owners and
                     Management...............................................37
        Item 12.  Certain Relationships and Related Transactions..............38
        Item 13.  Exhibits....................................................39
        Item 14.  Principal Accountant Fees and Services......................39

SIGNATURES        ............................................................40


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

         On April 18, 2003, Enhance Biotech's Board of Directors approved and agreed to a debt conversion agreement between three parties, namely, (i) Enhance Biotech as the parent company, (ii) us, as the then wholly owned subsidiary of Enhance Biotech, and (iii) our president, Buddy Young. Under the terms of the agreement, Mr. Young agreed to convert all of the debt owed to him by us and our then parent Enhance Biotech, of approximately $434,000, except for $25,000, to equity in exchange for 1,000,000 shares of our common stock from Enhance Biotech. As a result, Mr. Young became our principal shareholder with holdings of 1,000,000 shares of our common stock, while Enhance Biotech retained a total of 750,000 shares. Additionally, under the terms of the debt conversion agreement Enhance Biotech agreed to distribute its Advanced Media holding to its shareholders. On September 7, 2004 Enhanced Biotech distributed the 750,000 shares of common stock held by it to its shareholders of record as of July 15, 2004. The shareholders received one share of Advanced Media Training's common stock for every five hundred shares of Enhance Biotech, Inc.'s common stock, held by the shareholder as of July 15, 2004. However, under the agreement no shareholder received less than 100 shares of Advanced Media Training. As a result of this transaction, since September 7, 2004, Enhance Biotech has not been a shareholder of the Company, nor do they have any other relationship with us.

(b)      DESCRIPTION OF BUSINESS

         Advanced Media Training's core business is the development, production and distribution of management and general workforce training videos for use by businesses throughout the world. In addition to distributing videos produced by us, we market and distribute training videos financed and produced by other producers. The sale of third party videos currently accounts for approximately 65% of our revenues. We anticipate that this percentage will remain the same for the foreseeable future.

WORKFORCE TRAINING VIDEO PRODUCTION

         We have produced six videos under an agreement with The Hathaway Group which provided for the joint production of a series of six corporate training videos based on either classic Hollywood motion pictures or historical world events. Among the many videos produced by The Hathaway Group is the best selling and critically acclaimed training video entitled WORK TEAMS AND THE WIZARD OF OZ.

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

         We are currently in discussion with the Hathaway Group to extend the contract beyond December 31, 2005, and to produce an additional number of videos. No agreement has been reached as yet, and there can me no assurance that we will reach an agreement.

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

         DISTRIBUTION OF VIDEOS

         As a consequence of our current very limited financial resources we are prevented from developing and producing more than one or two new training products per year. As a result, we mainly market and sell products produced by third parties During the past fiscal year, and we anticipate for the foreseeable future, approximately 65% of our revenues will be generated from the sale of videos and other workforce training products produced by others. These producers range in size from large corporations with substantial financial resources such as Star Thrower, Inc., Coastal Training Technologies, Corp., and SunShower Learnings, Corp., to small independent companies with limited resources such as Corevision. In general, we market and sell videos they have financed and produced and we receive a discount ranging from 35% to 50% of the gross sale price. It is standard practice within the training industry for distributors to market and sell videos financed and produced by third parties. We are not dependent on any one producer as a source of product for us to sell. To date, no one source of product has accounted for 10% or more of revenues.

         In regard to videos produced by us, we have non-exclusive distribution agreements with a number of distributors to market and sell videos financed and produced by us. Among these distributors are CRM Learning, and Media Partners, Corp. Under the terms of these distribution agreements, we have agreed to pay a marketing/distribution fee, ranging from 35% to 50% of gross sales, when other distributors sell our video training products. In many instances, we have mutual non-exclusive distribution agreements to market/distribute their products for a similar fee. We are not dependent on any one distributor to market or sell our product. To date, no one distributor has accounted for ten percent or more of revenues derived from the sale of videos produced by us. Currently, we have twenty-eight domestic distribution agreements and twenty-seven international distribution agreements. Except for the percentage of distribution fees paid or received, the terms and conditions are virtually the same in all of our distribution contracts. Substantially all of our revenues are derived from sales of videotapes through these agreements. We anticipate that substantially all of our revenues will be generated from these agreements during fiscal 2006.

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

WORKFORCE TRAINING INDUSTRY OVERVIEW

GENERAL

         According  to  the  Annual  Industry   Report   published  by  Lakewood
Publications in the October 2004 issue of its respected industry publication, TRAINING MAGAZINE:

         o        $51.4 billion was budgeted for formal training in 2004 by U.S.
                  organizations with 100 or more employees.

         o $13.3 billion of that $51.4 billion was expected to be spent on outside providers of products and services in 2004. These products and services include "off-the-shelf" materials (which category includes our videos and work books).

         o 71% of U.S. organizations with 100 or more employees were expected to spend the same or more for formal training in 2005 than in 2004.

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

TRAINING VIDEO PRODUCTION

         As stated earlier, nearly all of our revenue is derived from the sale of training videos produced by other companies. Many of these videos are produced by major distributors such as CRM Films, Media Partners and Charthouse, who have the financial resources to produce several videos each year. These distributors then enter into sub-distribution agreements with other industry distributors to market and sell these videos. It is through such sub-distribution agreements that we generate approximately 65% of our revenue. Additionally, there are many independent producers who produce one or two videos a year. These independent producers then enter into a distribution agreement for the marketing and sale of the video. Such agreements are usually on a royalty basis, and may include an advance against royalties.

THE SOFT SKILL TRAINING MARKET

         Although no breakdown for soft skill training was provided in Training Magazine's 2004 report management believes that soft skill training still represents over 50% of the monies spent by U.S. companies in the training of their employees. Additionally, we believe that the Soft-Skill training market is rapidly expanding mainly as a result of realization by organizations throughout the world that in order to remain competitive and manage for success, they must continuously invest in the training of their employees. Demand for quality training products and services is not only stemming from organizations, but from millions of workers who are seeking advanced training to keep up with the job skills required by today's more competitive global economy.

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

         We have produced and are marketing four training tapes that address three categories of the top ten categories listed in TRAINING MAGAZINE. These four tapes address leadership, team-building, and problem solving/decision-making. These three categories match the focus of the tapes in our current library.

         Although many organizations continue to maintain in-house training departments, outside suppliers represent a significant portion of the training budget. TRAINING MAGAZINE reported in its October 2004 issue that training delivered by outside sources represented approximately 30% of the total dollars spent on traditional training, and 38% of technology based training. Management believes that the trend for organizations to increasingly outsource the training function will continue as a result of the broad range of subjects that must be part of an effective employee training program and the cost of developing and maintaining internal training courses in the rapidly changing workplace.

THE INFORMATION TECHNOLOGY MARKET

         To date, we have not produced any training products for the information technology market. Nor do we anticipate doing so in the foreseeable future. However, since we do market such products produced by others, we felt it appropriate to include a discussion of this sector.

         The Annual Industry Report from the October 2001 issue of TRAINING MAGAZINE revealed that of all formal training in U.S. organizations with ten or more employees, 37% is devoted to teaching computer skills. There was no figure given for this category since that report. However, we believe that the market for Information Technology continues to be driven by technological change. As the rate of this change accelerates, organizations find themselves increasingly hampered in their ability to take advantage of the latest information technologies because their information technology professionals lack up-to-date knowledge and skills. We believe that the increasing demand for training information technology professionals is a result of several key factors, including:

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

         On April 18, 2003, Enhance Biotech's Board of Directors approved and agreed to a debt conversion agreement between three parties, namely, (i) Enhance Biotech as the parent company, (ii) us, as the then wholly owned subsidiary of Enhance Biotech, and (iii) our president, Buddy Young. Under the terms of the agreement, Mr. Young agreed to convert all of the debt owed to him by us and our then parent Enhance Biotech, of approximately $434,000, except for $25,000, to equity in exchange for 1,000,000 shares of our common stock from Enhance Biotech. As a result, Mr. Young became our principal shareholder with holdings of 1,000,000 shares of our common stock, while Enhance Biotech retained a total of 750,000 shares. Additionally, under the terms of the debt conversion agreement Enhance Biotech agreed to distribute its Advanced Media holding to its shareholders. On September 7, 2004 Enhanced Biotech distributed the 750,000 shares of common stock held by it to its shareholders of record as of July 15, 2004. The shareholders received one share of Advanced Media Training's common stock for every five hundred shares of Enhance Biotech, Inc.'s common stock, held by the shareholder as of July 15, 2004. However, under the agreement no shareholder received less than 100 shares of Advanced Media Training. As a result of this transaction, since September 7, 2004, Enhance Biotech has not been a shareholder of the Company, nor do they have any other relationship with us.

ITEM 2.  DESCRIPTION OF PROPERTY.

         We lease office space from Encino Gardens LLC, an unaffiliated third party for $2,185 per month, located at 17337 Ventura Boulevard, Suite 208, Encino, California 91316. The lease provides for an increase in rent to $2,185 beginning September 2004. The lease terminates October 31, 2005. We anticipate that we will be able to maintain the lease and that this space, consisting of a total of approximately 1,150 square feet, will be adequate for our operation through the end of our current fiscal year.

ITEM 3.  LEGAL PROCEEDINGS.

         As of the date hereof, we are not a party to any material legal proceedings, and we are not aware of any such claims being contemplated against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended May 31, 2005.


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

HOLDERS

         As of August 1, 2005, we have 2,685,000 shares of common stock issued and outstanding held by 82 shareholders of record. We currently have no outstanding options or warrants for the purchase of our common stock and have no securities outstanding which are convertible into common stock. We have not yet adopted or developed any plans to adopt any stock option, stock purchase or similar plan for our employees.

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

RECENT SALES OF UNREGISTERED SECURITIES

         During fiscal 2005, we sold 195,000 shares of common stock to 7 shareholders for $39,000. Additionally, we issued 410,000 shares of common stock to employees and consultants for compensation, including 100,000 shares of common stock to Howard Young, son of Buddy Young, our President, and we issued 160,000 shares of common stock to an unrelated individual for accrued royalties. The sales of these shares were exempt from registration under Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering. We issued the shares subject to resale restrictions.

ADVANCED MEDIA TRAINING, INC.

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

         The first critical accounting policy relates to revenue recognition. We recognize revenue from product sales upon shipment to the customer. Rental income is recognized over the related period that the videos are rented. Based on the nature of our product, we do not accept returns. Damaged or defective product is returned and replaced upon receipt. Such returns have been negligible since the Company's inception.

         The second critical accounting policy relates to production costs. The Company periodically incurs costs to produce new management training videos and to enhance current videos. Historically, the Company has been unable to accurately forecast revenues to be earned on these videos and has, accordingly, expensed such costs as incurred.

RESULTS OF OPERATIONS

GENERAL

         Advanced Media Training's core business is the development, production and distribution of management and general workforce training videos for use by businesses throughout the world. In addition to distributing videos produced by us, we market and distribute training videos financed and produced by other producers, which currently account for approximately 65% of our revenues.

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

SELECT FINANCIAL INFORMATION

                                                        For the Years Ended
                                                   05/31/2005         05/31/2004
                                                    ---------         ---------
Statement of Operations Data
Revenue ....................................        $ 438,857         $ 374,213
Cost of revenues ...........................        $ 191,510         $ 201,532
Gross profit ...............................        $ 246,347         $ 172,681
Total expenses .............................        $ 573,447         $ 426,983
Net loss after taxes .......................        $(327,900)        $(255,102)
Net loss per share .........................        $   (0.14)        $   (0.13)

Balance Sheet Data
Total assets ...............................        $  88,316         $  46,298
Total liabilities ..........................        $ 599,653         $ 397,735
Stockholder's deficit ......................        $(511,337)        $(351,437)

REVENUES

         Our revenues for the year ended May 31, 2005 were $438,857. Revenues for the prior year ended May 31, 2004, were $374,213. This represents an increase of $64,644. This increase during this period was mainly due to the hiring of an additional sales person, and the revenue derived from the sale of three new videos added to the Company's library during fiscal 2005.

         Product sales made up nearly 100% of the total revenue in both years. Rental of videos were less than 1% of our sales in both periods. We expect the rentals of videos to continue to represent approximately the same percentage of revenues for the foreseeable future. Sales of videos produced by other companies accounted for approximately 65% of sales in both fiscal 2005 and 2004. As a result of our limited financial resources which prevent us from financing and producing many new videos, we expect that the sale of videos produced by others will continue to represent approximately 65% of revenues.

COST OF REVENUES

         From 2004 to 2005, the cost of goods sold during the year ended May 31, 2005, decreased from $201,532 to $191,510. This represents a decrease of $10,022. The cost of goods sold as a percent of sales decreased by approximately 10% (54% in 2004 to 44% in 2005). This decrease is primarily due to purchasing a greater amount of product from distributors with significant discounts, increased volume of sales of our in-house videos for which the related cost is negligible, partially offset by our increase in production costs.

         As stated earlier, during most periods approximately 65% of our revenue is generated from the sale of training videos produced by companies with which we have distribution contracts with. The terms of these distribution contracts vary with regard to percentage of discount we receive. These discounts range from a low of 35% to a high of 50% of gross receipts. As we cannot predict which companies will produce better selling videos in any one period, we cannot predict future product mix. However, although there may be some variances, we anticipate that the cost of goods sold as a percentage of revenues will generally be approximately within the 50 to 55 percent range.

EXPENSES

         Selling and marketing expenses increased from $145,340 in 2004 to $249,160 in 2005. This represents an increase of $103,820. This increase during this period of approximately 71% in selling and marketing expense resulted from the increase in sales commissions from $69,901 in 2004 to $91,537 in 2005. Our commissions fluctuate significantly due to the composition of sales by outside representatives (subject to commissions) versus in-house sales (non-commissioned). Our product promotion costs increased from $9,707 in 2004 to $50,118 in 2005. This is mainly the result of the issuance of stock valued at $42,000 as compensation to employees and consultants classified in `selling and marketing'. We also retained Howard Young, son of Buddy Young our majority shareholder, to handle business promotions for a total of $36,000 in 2005 and incurred development costs for our website (commenced in 2005) totaling approximately $12,400.

         Our selling and marketing costs are directly related to the introduction of new videos produced by us. These costs are mainly comprised of the creation of advertising and publicity materials, the making of preview copies of the video to be sent to other distributors, and for advertising space in trade publications.

         General and administrative expenses increased from $248,349 in 2004 to $278,677 in 2005. This represents an increase of $30,328. This increase was primarily the result of a decrease in our consulting and outside expenses from $77,543 in 2004 to $62,659 in 2005 and a decrease in our bad debt expense from $8,090 in 2004 to $0 in 2005. These decreases were offset by an increase in payroll expenses from $67,344 to $106,350 in 2005 resulting from primarily the issuance of stock valued at $21,000 classified in `general and administrative'. The main components in these general and administrative expenses are salaries for our employees, consulting fees, and professional fees for accounting and legal services, and rent. We anticipate that our general and administrative expenses will increase as we expect to add additional administrative personnel to support an increased infrastructure.

         Research and development expenses decreased from $23,039 in 2004 to $15,418 in 2005. Our research and development costs are comprised mainly of fees paid to writers for the initial preparation of an outline for a new training video. Based on our analysis of the outline's sales potential, we will make a decision as to whether or not to move forward with the production. We anticipate that such costs will increase slightly as we continue to evaluate and develop new training videos.

         Interest expense increased from $10,255 in 2004, to $30,192 in 2005. This represents an increase of $19,937. This increase is due to additional borrowing from our president.

NET LOSS

         Our net loss increased from $255,102 in 2004 to $327,900 in 2005. This is an increase of $72,798. This increase was primarily due to an increase of payroll of approximately $39,000, an increase of approximately $9,000 paid to consultants, $10,000 paid for the recruitment of an additional sales person, and costs of approximately $96,000 incurred for the production of five new videos.

PLAN OF OPERATION

         We will continue to devote our limited resources to marketing and distributing workforce training videos and related training materials. At this time these efforts are focused on the sale of videos produced by third parties. 65% of our revenue is derived from these sales. Additionally, we will continue to market six videos produced by us, "The Cuban Missile Crisis:
A Case Study In Decision Making And Its Consequences," "What It Really Takes To Be A World Class Company," "How Do You Put A Giraffe In The Refrigerator?," "Teamspeak: How to Ask Positive Questions," "U.S. Coast Guard On Leadership," and "Pit Crew Challenge." In addition, we anticipate spending some of our resources on the production and marketing of additional training videos produced by us. The amount of funds available for these expenditures will be determined by cash flow from operations, as well as, our ability to raise capital through an equity offering or further borrowing from our President, and other traditional borrowing sources. There can be no assurance that we will be successful in these efforts.

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

         We had a cash balance of $11,774 on May 31, 2005. We have an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $600,000 at 8% interest through December 31, 2006. We owed our President a total of $446,375 in principal under the agreement as of May 31, 2005. The note is collateralized by all of our right, title and interest in and to our video productions and projects, regardless of their stage of production, including all related contracts, licenses, and accounts receivable. Any unpaid principal and interest under the Note will be due and payable on December 31, 2006.

         The Company has a revolving line of credit with Bank of America. This line of credit permits the Company to borrow up to $40,000. The line of credit is guaranteed by the Company's President. Interest is payable monthly at 2.22% above the bank's prime rate of interest (7.97% at May 31, 2005). The line of credit does not require the Company to meet performance criteria or maintain any minimum levels of income or assets. It does require the company to maintain insurance, maintain a modern system of accounting in accordance with generally accepted accounting principles ("GAAP") and to comply with the law. The Company is in compliance with the terms and conditions of the line of credit. Our outstanding balance as of May 31, 2005, was $37,096.

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

         The Company has commitments to fund approximately $10,000 over the next six months for the completion of a new training video.

ITEM 7.  FINANCIAL STATEMENTS.


                          INDEX TO FINANCIAL STATEMENTS

                                                                           PAGES
                                                                           -----


Independent Auditors' Report............................................      21

Financial Statements:

         Balance Sheet as of May 31, 2005 ..............................      22

         Statements of Operations for the Years Ended
         May 31, 2005 and 2004..........................................      23

         Statements of Shareholders' Deficit
         for the Years Ended May 31, 2005 and 2004......................      24

         Statements of Cash Flows for the Years Ended
         May 31, 2005 and 2004..........................................      25

         Notes to Consolidated Financial Statements.....................   26-30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF ADVANCED MEDIA TRAINING, INC.:

We have audited the accompanying balance sheet of Advanced Media Training, Inc. (the "Company") as of May 31, 2005, and the related statements of operations, shareholders' deficit, and cash flows for the years ended May31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, such financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2005, and the results of its operations and its cash flows for the years ended May 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.



/S/ FARBER & HASS LLP
---------------------
CAMARILLO, CALIFORNIA
AUGUST 2, 2005

ADVANCED MEDIA TRAINING, INC.


BALANCE SHEET
-------------------------------------------------------------------------------

                                                                       May 31,
                                                                        2005
                                                                      ---------
ASSETS

CASH ........................................................         $  11,774

ACCOUNTS RECEIVABLE, Net of allowance
  for doubtful accounts of $10,261 ..........................            45,131

PROPERTY AND EQUIPMENT, Net of accumulated
  depreciation of $9,576 ....................................             2,133

LICENSE AGREEMENT, Net of accumulated
  amortization of $3,000 ....................................            27,000

PREPAID EXPENSES AND OTHER ASSETS ...........................             2,278
                                                                      ---------

TOTAL ASSETS ................................................         $  88,316
                                                                      =========

LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES:
Line of credit ..............................................         $  37,096
Accounts payable and accrued expenses .......................            80,532
Note payable to shareholder .................................           446,375
Accrued interest due to shareholder .........................            35,650
                                                                      ---------
Total liabilities ...........................................           599,653
                                                                      ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, par value - $.001;
    25,000,000 shares authorized; 2,685,000
    shares issued and outstanding ...........................             2,685
Additional paid-in capital ..................................           339,314
Accumulated deficit .........................................          (853,336)
                                                                      ---------
Total shareholders' deficit .................................          (511,337)
                                                                      ---------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT .................         $  88,316
                                                                      =========

See independent auditors' report and accompanying notes to financial statements.

ADVANCED MEDIA TRAINING, INC.


STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED
MAY 31, 2005 AND 2004
--------------------------------------------------------------------------------
                                                      2005              2004
                                                  -----------       -----------

REVENUES ...................................      $   438,857       $   374,213

COST OF REVENUES ...........................          191,510           201,532
                                                  -----------       -----------

GROSS PROFIT ...............................          246,347           172,681
                                                  -----------       -----------

EXPENSES:
Selling and marketing ......................          249,160           145,340
General and administrative .................          278,677           248,349
Research and development ...................           15,418            23,039
Interest expense ...........................           30,192            10,255
                                                  -----------       -----------
Total expenses .............................          573,447           426,983
                                                  -----------       -----------

LOSS BEFORE INCOME TAXES ...................         (327,100)         (254,302)

INCOME TAXES ...............................              800               800
                                                  -----------       -----------

NET LOSS ...................................      $  (327,900)      $  (255,102)
                                                  ===========       ===========

BASIC AND DILUTED LOSS PER SHARE ...........      $     (0.14)      $     (0.13)
                                                  ===========       ===========

WEIGHTED AVERAGE SHARES OUTSTANDING ........        2,405,931         1,920,000
                                                  ===========       ===========

See independent auditors' report and accompanying notes to financial statements.

ADVANCED MEDIA TRAINING, INC.

STATEMENTS OF SHAREHOLDERS' DEFICIT
FOR THE YEARS ENDED MAY 31, 2005 AND 2004
----------------------------------------------------------------------------------------

                                   COMMON STOCK       ADDITIONAL
                              ---------------------    PAID-IN    SHAREHOLDER
                                SHARES      AMOUNT     CAPITAL     (DEFICIT)      TOTAL
                              ---------   ---------   ---------    ---------    ---------
BALANCE, MAY 31, 2003 .....   1,920,000   $   1,920   $ 172,079   $(270,334)   $ (96,335)

NET LOSS ..................        --          --          --      (255,102)    (255,102)
                              ---------   ---------   ---------   ---------    ---------
BALANCE, MAY 31, 2004 .....   1,920,000   $   1,920   $ 172,079   $(525,436)   $(351,437)

COMMON STOCK ISSUED TO
  EMPLOYEES AND CONSULTANTS
  AS COMPENSATION .........     410,000         410      81,590        --         82,000

COMMON STOCK ISSUED FOR
  CASH ....................     195,000         195      38,805        --         39,000

COMMON STOCK ISSUED FOR
  ACCRUED ROYALTY .........     160,000         160      31,840        --         32,000

CONTRIBUTION OF CAPITAL ...        --          --        15,000        --         15,000

NET LOSS ..................        --          --          --      (327,900)    (327,900)
                              ---------   ---------   ---------   ---------    ---------

BALANCE, MAY 31, 2005 .....   2,685,000   $   2,685   $ 339,314   $(853,336)   $(511,337)
                              =========   =========   =========   =========    =========

See independent auditors' report and accompanying notes to financial statements.

ADVANCED MEDIA TRAINING, INC.

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2005 AND 2004
-------------------------------------------------------------------------------
                                                           2005          2004
                                                        ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...........................................    $(327,900)    $(255,102)
Adjustments to reconcile net loss
     to net cash used by operating activities:
     Common stock issued for services ..............       82,000           -0-
     Provision for bad debts .......................        2,601         8,090
     Depreciation ..................................        2,581         2,548
     Amortization ..................................        3,000           -0-
     Changes in operating assets and liabilities:
         Accounts receivable .......................      (12,557)       15,004
         Other assets ..............................           16           109
         Accounts payable and accrued expenses .....        2,654       42,563
                                                        ---------     ---------
Net cash used by operating activities ..............     (247,605)     (186,788)
                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment ..............................          -0-        (1,949)
License agreement ..................................      (30,000)          -0-
                                                        ---------     ---------
Net cash used by investing activities ..............      (30,000)       (1,949)
                                                        ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft .....................................          -0-        (2,523)
Net borrowings from shareholder ....................      231,000       195,375
Net borrowings on note payable from shareholder ....          264           -0-
Common stock issued for cash .......................       39,000           -0-
Contribution of capital ............................       15,000           -0-
                                                        ---------     ---------
Net cash provided by financing activities ..........      285,264       192,852
                                                        ---------     ---------

NET INCREASE IN CASH ...............................        7,659         4,115

CASH, BEGINNING OF YEAR ............................        4,115           -0-
                                                        ---------     ---------
CASH, END OF YEAR ..................................    $  11,774      $  4,115
                                                        =========     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest .............................    $   2,460     $   2,106
Cash paid for income taxes .........................    $     -0-     $   1,600

In September 2004, the Company issued 410,000 shares of its common stock for services valued at $82,000. In addition, the Company issued 160,000 shares of its common stock for accrued royalties totaling $32,000.

See independent auditors' report and accompanying notes to financial statements.

ADVANCED MEDIA TRAINING, INC.

NOTES TO FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. Accounts receivable are unsecured and the Company is at risk to the extent such amount becomes uncollectible. As of May 31, 2005, one customer accounted for approximately 13% of net accounts receivable.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of all financial instruments potentially subject to valuation risk (principally consisting of accounts receivable, accrued expenses and note payable) approximates fair value due to the short term maturities of such instruments.

ACCOUNTS RECEIVABLE

Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable. The Company normally does not require advance payments on orders of products.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts on accounts receivable is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired (bankruptcy, lack of contact, age of account balance, etc).

PRODUCTION COSTS

The Company periodically incurs costs to produce new management training videos and enhance current videos. Historically, the Company has been unable to accurately forecast revenues to be earned on these videos and has, accordingly, expensed such costs as incurred. The Company expensed approximately $96,000 and $61,000 in the years ended May 31, 2005 and 2004, respectively.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over an estimated useful life of five years. Property and equipment consists of a telephone system and office equipment costing $11,709.

LONG-LIVED ASSETS

Statement  of  Financial  Accounting  Standards  No.  121,  "Accounting  For The
Impairment of Long-Lived Assets and For Long-Lived Assets to Be Disposed of", requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value. The Company did not record any impairment loss in 2005 or 2004.

REVENUE RECOGNITION

Sales are recognized upon shipment of videos and training manuals to the customer. Rental income is recognized over the related period that the videos are rented. The Company's products may not be returned by the customer. Accordingly, the Company has made no provision for returns.

SEGMENT DISCLOSURE

During the year ended May 31, 2005, did not have one customer that accounted for 10% or more of the Company's net sales. During the year ended May 31, 2004, one customer accounted for approximately 11% of the Company's net sales.

ADVERTISING EXPENSE

The Company expensed advertising costs amounting to $-0- and $60 in the years ended May 31, 2005 and 2004, respectively. The Company does not conduct direct response advertising.

RESEARCH AND DEVELOPMENT

Company-sponsored research and development costs related to both present and future products are expensed currently as a separate line item in the accompanying statements of operations.

INCOME TAXES

The Company accounts for its income taxes under the provisions of Statement of Financial Accounting Standards 109 ("SFAS 109"). The method of accounting for income taxes under SFAS 109 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities. The provision for income taxes in 2005 and 2004 represents the California corporate minimum franchise tax.

NET LOSS PER SHARE

Basic and diluted net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding during the applicable fiscal periods. At May 31, 2005 and 2004, the Company had no common stock equivalents outstanding.

RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

There are no accounting standards with pending adoptions that have any applicability to the Company.

RECLASSIFICATIONS

Certain amounts in the financial statements for the comparative prior fiscal periods have been reclassified to be consistent with the current fiscal period's presentation.

2.       NOTE PAYABLE TO SHAREHOLDER

The Company entered into an agreement with its President and majority shareholder to borrow up to $600,000 with interest at 8.0%. Repayment shall be made when funds are available and the balance of principal and accrued interest is due December 31, 2006.

3.       LINE OF CREDIT

The Company has a revolving line of credit with a bank which permits borrowings up to $40,000. The line is guaranteed by the Company's President. Interest is payable monthly at 2.22% above the bank's prime rate of interest (7.97% at May 31, 2005).

5.       INCOME TAXES

The Company has net operating loss carryforwards totaling approximately $700,000 at May 31, 2005 for Federal income tax purposes available to offset future taxable income through 2025. Deferred tax assets consist substantially of the net operating loss carryforward. The Company has made a 100% valuation allowance against the deferred tax asset. The valuation allowance increased approximately $60,000 due to the net loss incurred in 2005. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

6.       COMMITMENTS AND CONTINGENCIES

The Company has  agreements  with companies to pay a royalty on sales of certain
videos.   The  royalty  is  based  on  a  specified   formula,   which  averages
approximately 35% to 45% of gross sales.

The Company leases its operating facility for $2,185 per month in Encino, California under an operating lease which expired in August 2005. The lease has been extended to October 31, 2005. Rent expense was approximately $28,065 and $22,909 for the years ended May 31, 2005 and 2004, respectively.

The Company has commitments to fund approximately $10,000 over the next six months for the completion of a new training video.

7.       LEGAL

The Company is, from time to time, subject to legal and other matters in the normal course of its business. While the results of such matters cannot be predicted with certainty, management does not believe that the final outcome of any pending matters will have a material effect on the financial position and results of operations of the Company.

8.       RELATED PARTY TRANSACTIONS

In fiscal 2005, the Company entered into an agreement with a Director of the Company to pay $700 per month to preview scripts and ideas for potential training videos. The agreement is on a month-to-month basis. The expense, totaling $8,750, is included in Research and Development Expense in the Statement of Operations for the year ended May 31, 2005. The agreement was discontinued in June 2005.

The Company has a consulting agreement with Howard Young, the son of Buddy Young (the Company's Chief Executive Officer) which provides a monthly fee of $6,000 for administrative and sales consultation. The fee is allocated equally between General and Administrative and Selling and Marketing expense in the Statement of Operations for the year ended May 31, 2005. Total expense was $72,000 in 2005 and $68,000 in 2004.

During the year ended May 31, 2005, the Company issued 100,000 shares of common stock (valued at $0.20 per share) each to Howard Young and Elise Eisenstadt (daughter of Buddy Young) for services rendered to the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES.

         Evaluation of disclosure controls and procedures. Buddy Young, the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this annual report on Form 10-K (the "Evaluation Date"). Based on that evaluation, Mr. Young has concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are not effective in ensuring that
(i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and
(ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

         The Company's Board of Directors has determined that it is in the best interests of the Company and its shareholders to address the lack of formal internal controls and procedures and to implement changes to our internal control over information and financial reporting. We are exploring ways to improve our accounting procedures to ensure accuracy and to monitor sales efforts and results by our sales representatives, including independent representatives. We are also working to improve our internal control through increased segregation of critical duties among the members of our general and administrative staff and improved oversight of the financial accounting and reporting process by our principal accounting officer. With regard to the latter, we are also considering the need to engage additional accounting personnel.

                                    PART III

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The following table sets forth the current officers and directors of Advanced Media Training:

NAME                         AGE           POSITION
----                         ---           --------

Buddy Young                  70            President, Chief Executive Officer,
                                             Chief Financial Officer and
                                             Chairman
L. Stephen Albright          53            Vice President, Secretary and
                                             Director
David Leedy                  64            Director
Dennis Spiegelman            58            Director
Mel Powell                   40            Director
Howard Young                 47            Vice President

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

         Howard Young has served as a Vice President since May 2003. He joined the Company as Director of Marketing in March 2000, and remained in that position until he was appointed a Vice President in May 2003. From June 1998 until March 2000, Mr. Young served as an independent marketing consultant to the Company. He started his business career at Columbia

Pictures in 1983 as a motion picture sales trainee. Shortly thereafter he was promoted to salesman, and was responsible for sales and exhibitor relations in the Seattle-Portland territory. From 1985 through June 1998 Mr. Young worked for one of Hollywood's leading advertising agencies, JP Advertising. While there he served in a number of positions relating to the marketing of motion pictures. In 1992 he was named a Senior Vice President of the agency, and was responsible for supervising client accounts. Among others, the agency's accounts included: The Walt Disney Company, 20th Century Fox, Columbia Pictures and Paramount Pictures. Along with his client responsibilities, Mr. Young supervised the administrative operations of the agency. During his tenure at JP Advertising, Mr. Young worked on the marketing campaigns of such films as TITANIC, SPEED, 101 DALMATIANS, MEN IN BLACK, and TRUE LIES. A graduate of Redlands University, Mr. Young is active as a graduate assistant in the Dale Carnegie Course Program. Mr. Young is the son of the Company's president and principal stockholder.

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

ITEM 10. EXECUTIVE COMPENSATION.


                                    ANNUAL COMPENSATION                   LONG-TERM COMPENSATION
                           -------------------------------------   -----------------------------------
                                                                                  Securities
Name and                                            Other Annual   Restricted     Underlying   LTIP      All Other
Principal Position         Year    Salary   Bonus   Compensation   Stock Awards   Option       Payouts   Comp.
------------------         ----    ------   -----   ------------   ------------   ----------   -------   ---------
Buddy Young,
CEO, CFO & Director        2002     -0-      -0-        -0-            -0-           -0-        -0-        -0-
                           2003     -0-      -0-        -0-            -0-           -0-        -0-        -0-
                           2004     -0-      -0-        -0-            -0-           -0-        -0-        -0-
                           2005     -0-      -0-        -0-            -0-           -0-        -0-        -0-

L. Stephen Albright,
Secretary & Director (1)   2002     -0-      -0-        -0-            -0-           -0-        -0-        -0-
                           2003     -0-      -0-        -0-            -0            -0-        -0-        -0-
                           2004     -0-      -0-        -0-            -0-           -0-        -0-        -0-
                           2005     -0-      -0-        -0-            -0-           -0-        -0-        -0-

Dennis Spiegelman,
Director (2)               2002     -0-      -0-        -0-            -0-           -0-        -0-        -0-
                           2003     -0-      -0-        -0-            -0-           -0-        -0-        -0-
                           2004     -0-      -0-        -0-            -0-           -0-        -0-        -0-
                           2005     -0-      -0-        -0-            -0-           -0-        -0-        -0-

David J. Leedy,
Director (2)               2002     -0-      -0-        -0-            -0-           -0-        -0-        -0-
                           2003     -0-      -0-        -0-            -0-           -0-        -0-        -0-
                           2004     -0-      -0-        -0-            -0-           -0-        -0-        -0-
                           2005     -0-      -0-        -0-            -0-           -0-        -0-        -0-

Mel Powell
Director                   2002     -0-      -0-        -0-            -0-           -0-        -0-        -0-
                           2003     $7,700   -0-        -0-            -0-           -0-        -0-        -0-
                           2004     $8,140   -0-        -0-            -0-           -0-        -0-        -0-
                           2005     $8,400   -0-        -0-            -0-           -0-        -0-        -0-

Howard Young,
Vice President (3)         2002     -0-      -0-        -0-            -0-           -0-        -0-        -0-
                           2003     $6,000   -0-        -0-            -0-           -0-        -0-        -0-
                           2004     $68,295  -0-        -0-            -0-           -0-        -0-        -0-
                           2005     $72,000  -0-        -0-            -0-           -0-        -0-        -0-

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

EMPLOYMENT AND CONSULTING AGREEMENTS

         We do not have any employment or consulting agreements with any of our executive officers. Other than the compensation paid to Mr. Howard Young and Mr. Mel Powell, no other compensation has been paid or accrued to any officer or director since the incorporation of Advanced Media Training, Inc. in March 2000.

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

         During fiscal 2005, Howard Young received a total of $72,000 and Mr. Powell received a total of $8,400 in compensation (see "Certain Relationships and Related Transactions"). Other than the compensation paid to Mr. Young and Mr. Powell, no other compensation has been paid or accrued to any officer or director since the incorporation of Advanced Media Training, Inc. in March 2000. No stock options, warrants or other rights have been issued to any of the Company's officers, directors or employees. The Company has not approved or adopted any such plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of August 15, 2005, regarding beneficial ownership of the Common Stock of the Company by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock, (ii) each director of the Company, (iii) the Chief Executive Officer and other executive officers of the Company and (iv) the Company's executive officers and directors as a group. Unless otherwise indicated, the address of each stockholder listed in the table is 17337 Ventura Boulevard, Suite 208, Encino, California 91316.

                                          NUMBER OF             PERCENTAGE
NAME AND ADDRESS                        SHARES OWNED          OF CLASS OWNED
----------------                        ------------          --------------
Young Family Trust (1)                    1,681,159                62.61%
Stephen Albright (2)                        100,000                 3.72%
David Leedy (3)                              10,000                 0.37%
Mel Powell                                        0                    0%
Dennis Spiegelman (3)                        10,000                 0.37%
Howard Young (4)                            150,000                 5.59%

All officers and directors
   as a group (4 persons)                 1,951,159                72.66%
---------------

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We have an agreement with our President and majority shareholder to borrow up to $600,000 (at the president's discretion) at 8% interest through December 31, 2005. Repayment is to be made when funds are available with the balance of principal and interest due December 31, 2006. The Company has borrowed approximately $446,375 through May 31, 2005.

         The note is secured by all our right, title and interest in and to our video productions and projects, regardless of their state of production, including all related contracts, licenses, and accounts receivable. Any unpaid principal and interest under the Note will be due and payable on December 31, 2006.

         Mr. Powell, a director of the Company serves as a free lance writer on a number of our training video scripts, as well as a part-time assistant in the marketing of our product. During fiscal 2005, Mr. Powell has been compensated a total of $8,400 for his writing and marketing services. These fees were paid to Breakaway Entertainment, a privately held production company owned by Mr. Powell.

         Mr. Howard Young, an officer of the Company and the son of the Company's president, received fees totaling $72,000 in fiscal 2005. Mr. Young's duties include the management of our administrative functions.

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

         32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements and for the reviews of the financial statements included in our annual report on Form 10-KSB and 10-QSBs respectively, and for other services normally provided in connection with statutory filings were $16,285 and $16,730, respectively, in the years ended May 31, 2005 and May 31, 2004.

TAX FEES

The aggregate fees billed by our auditors for tax compliance matters were $1,400 and $1,325 in the fiscal years ended May 31, 2005 and May 31, 2004.

ALL OTHER FEES

We did not incur any fees for other professional services rendered by our independent auditors during the years ended May 31, 2005 and May 31, 2004.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    August 29, 2005             ADVANCED MEDIA TRAINING, INC.

                                     By:  /S/ BUDDY YOUNG
                                          --------------------------------------
                                          Buddy Young
                                          President, Chief Executive Officer and
                                          Chief Financial Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Date:    August 29, 2005            /S/ BUDDY YOUNG
                                    -------------------------------------------
                                    Buddy Young
                                    President, Chief Executive Officer, Chief
                                    Financial Officer and Director (Principal
                                    Executive, Financial and Accounting Officer)


Date:    August 29, 2005            /S/ L. STEPHEN ALBRIGHT
                                    -------------------------------------------
                                    L. Stephen Albright
                                    Director


Date:    August 29, 2005            /S/ DENNIS SPIEGELMAN
                                    -------------------------------------------
                                    Dennis Spiegelman
                                    Director

Date:    August 29, 2005            /S/ DAVID LEEDY
                                    -------------------------------------------
                                    David Leedy
                                    Director

 Date:   August 29, 2005            /S/ MEL POWELL
                                    -------------------------------------------
                                    Mel Powell
                                    Director