Form 10QSB
period 2005-08-31
ADVANCED MEDIA TRAINING INC
filed 2005-10-11
CIK 1250485

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended August 31, 2005


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

         The Registrant has 2,685,000 shares of Common stock, par value $.001 per share issued and outstanding as of September 30, 2005. On October 5, 2005, we were approved to be listed on the over the counter Bulletin Board system under the symbol "AMTN". Based on the closing bid price of the issuer's common stock on October 6, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $110,144.

         Traditional Small Business Disclosure Format (check one) Yes [_] No [X]

                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB



PART I   FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----
Item 1.  Financial Statements..........................................        3
         Balance Sheet
             August 31, 2005...........................................        3
         Statements of Operations and Accumulated Deficit
             For the Three Months Ended
             August 31, 2005 and 2004..................................        4
         Statements of Shareholders' Deficit
             For the Three Months Ended August 31, 2005 ...............        5
         Statements of Cash Flows
             For the Three Months Ended
             August 31, 2005 and 2004..................................        6
         Notes to Financial Statements.................................        7

Item 2.  Management's Discussion and Analysis or Plan
         of Operation..................................................       10

Item 3.  Controls and Procedures.......................................       13

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.............................................       14

Item 2.  Changes in Securities and Use of Proceeds.....................       14

Item 3.  Defaults upon Senior Securities...............................       14

Item 4.  Submission of Matters to a Vote of Security Holders...........       14

Item 5.  Other Information.............................................       14

Item 6.  Exhibits .....................................................       14

Signatures.............................................................       15

ADVANCED MEDIA TRAINING, INC.


BALANCE SHEET (Unaudited)
--------------------------------------------------------------------------------

                                                                      August 31,
                                                                         2005
                                                                      ---------
ASSETS

CASH ........................................................         $   9,399

ACCOUNTS RECEIVABLE, Net of allowance
  for doubtful accounts of $10,261 ..........................            44,744

PROPERTY AND EQUIPMENT, Net of accumulated
  depreciation of $10,236 ...................................             1,473

LICENSE AGREEMENT, Net of accumulated
  amortization of $3,750 ....................................            26,250

PREPAID EXPENSES AND OTHER ASSETS ...........................             5,643
                                                                      ---------

TOTAL ASSETS ................................................         $  87,329
                                                                      =========

LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES:
Line of credit ..............................................         $  37,064
Accounts payable and accrued expenses .......................           110,815
Note payable to shareholder .................................           458,315
Accrued interest due to shareholder .........................            44,684
                                                                      ---------
Total liabilities ...........................................           650,878
                                                                      ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, par value - $.001;
    25,000,000 shares authorized; 2,685,000
    shares issued and outstanding ...........................             2,685
Additional paid-in capital ..................................           339,314
Accumulated deficit .........................................          (905,548)
                                                                      ---------
Total shareholders' deficit .................................          (563,549)
                                                                      ---------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT .................         $  87,329
                                                                      =========


See accompanying notes to financial statements.

ADVANCED MEDIA TRAINING, INC.


STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED
AUGUST 31, 2005 AND 2004 (Unaudited)
--------------------------------------------------------------------------------

                                                      2005              2004
                                                  -----------       -----------

REVENUES ...................................      $    99,597       $   115,228

COST OF REVENUES ...........................           35,071            50,361
                                                  -----------       -----------

GROSS PROFIT ...............................           64,526            64,867
                                                  -----------       -----------

EXPENSES:
Selling and marketing ......................           55,687            55,104
General and administrative .................           50,890            71,958
Research and development ...................               50             8,768
Interest expense ...........................           10,111             5,525
                                                  -----------       -----------
Total expenses .............................          116,738           141,355
                                                  -----------       -----------

LOSS BEFORE INCOME TAXES ...................          (52,212)          (76,488)

INCOME TAXES ...............................                0                 0
                                                  -----------       -----------

NET LOSS ...................................      $   (52,212)      $   (76,488)
                                                  ===========       ===========

BASIC AND DILUTED LOSS PER SHARE ...........      $     (0.02)      $     (0.31)
                                                  ===========       ===========

WEIGHTED AVERAGE SHARES OUTSTANDING ........        2,685,000         1,920,000
                                                  ===========       ===========


See accompanying notes to financial statements.

ADVANCED MEDIA TRAINING, INC.

STATEMENTS OF SHAREHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED AUGUST 31, 2005 (Unaudited)
----------------------------------------------------------------------------------------

                                  COMMON STOCK       ADDITIONAL
                             --------------------     PAID-IN    SHAREHOLDER
                               SHARES     AMOUNT      CAPITAL     (DEFICIT)      TOTAL
                             ---------   ---------   ---------    ---------    ---------
BALANCE, MAY 31, 2005 ....   2,685,000   $   2,685   $ 339,314    $(853,336)   $(511,337)


NET LOSS .................        --          --          --        (52,212)     (52,212)
                             ---------   ---------   ---------    ---------    ---------

BALANCE, AUGUST 31, 2005     2,685,000   $   2,685   $ 339,314    $(905,548)   $(563,549)
                             =========   =========   =========    =========    =========


See accompanying notes to financial statements.

ADVANCED MEDIA TRAINING, INC.

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2005 AND 2004 (Unaudited)
--------------------------------------------------------------------------------

                                                           2005          2004
                                                        ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...........................................    $ (52,212)    $ (76,488)
Adjustments to reconcile net loss
     to net cash used by operating activities:
     Depreciation ..................................          660           600
     Amortization ..................................          750           750
     Changes in operating assets and liabilities:
         Accounts receivable .......................          387        (7,354)
         Other assets ..............................       (3,185)          -0-
         Accounts payable and accrued expenses .....       39,317        32,273
                                                        ---------     ---------
Net cash used by operating activities ..............      (14,283)      (50,219)
                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
License agreement ..................................          -0-       (30,000)
                                                        ---------     ---------
Net cash used by investing activities ..............          -0-       (30,000)
                                                        ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft .....................................          -0-           604
Net borrowings from shareholder ....................       11,940        60,500
Net repayments on line of credit ...................          (32)          -0-
Contribution of capital ............................          -0-        15,000
                                                        ---------     ---------
Net cash provided by financing activities ..........       11,908        76,104
                                                        ---------     ---------

NET DECREASE IN CASH ...............................       (2,375)       (4,115)

CASH, BEGINNING OF PERIOD...........................       11,774         4,115
                                                        ---------     ---------
CASH, END OF PERIOD.................................    $   9,399      $    -0-
                                                        =========     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest .............................    $   1,077     $     577
Cash paid for income taxes .........................    $     -0-     $     -0-


See accompanying notes to financial statements.

ADVANCED MEDIA TRAINING, INC.

NOTES TO FINANCIAL STATEMENTS

1.       BACKGROUND

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

RECLASSIFICATIONS

Certain amounts in the condensed financial statements for the comparative prior fiscal period have been reclassified to be consistent with the current fiscal period's presentation.

PREPARATION OF INTERIM CONDENSED FINANCIAL STATEMENTS

These interim condensed financial statements for the periods ended August 31, 2005 and 2004 have been prepared by the Company's management, without audit, in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). In the opinion of management, these interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise noted) necessary to present fairly the Company's financial position, results of operations and cash flows for the fiscal periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in these interim financial statements pursuant to the SEC's rules and regulations, although the Company's management believes that the disclosures are adequate to make the information presented not misleading. The financial position, results of operations and cash flows for the interim periods disclosed herein are not necessarily indicative of future financial results. These interim condensed financial statements should be read in conjunction with the annual financial statements and the notes thereto included in the Company's most recent Annual Report on Form 10-KSB for the fiscal year ended May 31, 2005.

SIGNIFICANT CUSTOMERS

The Company has three customers that exceeded 10% of gross accounts receivable, (15%, 13% and 10%), at August 31, 2005. The Company had one customer that exceeded 10% of sales (16%) in the three-month period ended August 31, 2005 and two customers in the same period ended 2004 (29% and 19%).

NET LOSS PER SHARE

Basic and diluted net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding during the applicable fiscal periods. At August 31, 2005 and 2004, the Company had no common stock equivalents outstanding.

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

4.       LINE OF CREDIT

The Company has a revolving line of credit with a bank which permits borrowings up to $40,000. The line is guaranteed by the Company's President. Interest is payable monthly at 2.22% above the bank's prime rate of interest (8.47% at August 31, 2005).

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

The Company leases its operating facility for $2,185 per month in Encino, California under an operating lease which expired in August 2005. The lease has been extended to October 31, 2005. Rent expense was approximately $4,370 and $4,009 for the three-month periods ended August 31, 2005 and 2004, respectively.

7.       LEGAL

The Company is, from time to time, subject to legal and other matters in the normal course of its business. While the results of such matters cannot be predicted with certainty, management does not believe that the final outcome of any pending matters will have a material effect on the financial position and results of operations of the Company.

8.       RELATED PARTY TRANSACTIONS

The Company has a consulting agreement with Howard Young, the son of Buddy Young (the Company's Chief Executive Officer) which provides a monthly fee of $6,000 for administrative and sales consultation. The fee is allocated equally between General and Administrative and Selling and Marketing expense in the Statement of Operations for the periods ended August 31, 2005 and 2004.

ADVANCED MEDIA, INC.

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

SELECT FINANCIAL INFORMATION

                                                    FOR THE THREE MONTHS ENDED
                                                    08/31/05          08/31/04
                                                    ---------         ---------
                                                   (Unaudited)       (Unaudited)
Statement of Operations Data
Total revenue ..............................        $  99,597         $ 115,228
Operating loss .............................        $ (52,212)        $ (76,488)
Net loss per share .........................        $   (0.02)        $   (0.31)

Balance Sheet Data
Total assets ...............................        $  87,329         $  78,189
Total liabilities ..........................        $ 650,878         $ 491,114
Stockholder's deficit ......................        $(563,549)        $(412,925)


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

THREE-MONTH PERIOD ENDED AUGUST 31, 2005 COMPARED TO THREE-MONTH PERIOD ENDED AUGUST 31, 2004

REVENUES

         Our revenues for the three month period ended August 31, 2005 were $99,597. Revenues for the prior three month period ended August 31, 2004, were $115,228. This represents a decrease of $15,631. The decrease was mainly due to the fact that we did not introduce any new training video produced by us into the marketplace during this period.

         Product sales made up approximately 96% of the total revenue in the three-month periods ended August 31, 2005 and 2004. We expect the rentals of videos (approximately 4%) to continue to represent approximately the same percentage of revenues for the foreseeable future. Sales of videos produced by other companies accounted for approximately 69% of sales in the three-month period ended August 31, 2005 and approximately 85% in the same period in 2004. As a result of our limited financial resources which prevent us from financing and producing many new videos, we expect that the sale of videos produced by others will continue to represent approximately 70 to 75% of revenues.

COSTS AND EXPENSES

         From 2004 to 2005, the cost of goods sold during the three month period ended August 31, 2005, decreased from $50,361 to $35,071. This represents a decrease of $15,290. The cost of goods sold as a percent of sales decreased by approximately 9% (44% in 2004 to 35% in 2005). This decrease is a direct result of the sales mix during the quarter ended August 31, 2005 shifting to higher gross profit items (i.e., internally produced videos). In addition, during the same period in 2004, we incurred approximately $8,000 in production costs which were expensed as incurred).

         Approximately 69% of our revenue is generated from the sale of training videos produced by companies with which we have distribution contracts with. The terms of these distribution contracts vary with regard to percentage of discount we receive. These discounts range from a low of 35% to a high of 50% of gross receipts. As we cannot predict which companies will produce better selling videos in any one period, we cannot predict future product mix. However, we anticipate that the cost of goods sold as a percentage of revenues will be approximately within the 35 to 50 percent range.

         Total operating expenses decreased from $141,355 in the three month period ended August 31, 2004 to $116,738 during the same period in 2005. This represents a decrease of $24,617. This decrease was primarily due to the streamlining of our processes and decreased use of outside consultants and services.

         Selling and marketing expenses remained relatively constant at $55,104 in 2004 versus $55,687in 2005. This represents an increase of $583. Our selling and marketing costs are substantially related to the introduction of new videos produced by us. These costs are mainly comprised of the creation of advertising and publicity materials, the making of preview copies of the video to be sent to other distributors, advertising space in trade publications, commissions on sales and consulting fees paid to Howard Young (son of Buddy Young, CEO), of which, $3,000 per month is allocated to selling and marketing duties.

         General and administrative expenses decreased from $71,958 in 2004 to $50,890 in 2005. This represents a decrease of $21,068. This decrease was primarily the result of decreased payroll, employee related expenses and consulting fees paid to professional and administrative personnel. The main components in these general and administrative expenses are salaries for our employees, consulting fees, and professional fees for accounting and legal services, and rent. We anticipate that our general and administrative expenses will remain at this level until we generate additional revenues to support an increase in our infrastructure.

         Research and development expenses decreased from $8,768 in 2004 to $50 in 2005. This decrease of $8,718 is mainly due to the expiration of a consulting contract with a consultant that we feel is no longer needed. Our research and development costs are comprised mainly of fees paid to writers for the initial preparation of an outline for a new training video. Based on our analysis of the outline's sales potential, we will make a decision as to whether or not to move forward with the production. We anticipate that such costs will increase slightly as we continue to evaluate and develop new training videos.

         Interest expense increased from $5,525 in 2004, to $10,111 in 2005. This represents an increase of $4,856. This increase is primarily due to additional borrowings from our President and principal shareholder.

         Our net loss decreased from $76,488 in 2004 to $52,212 in 2005. This is a decrease of $24,276. The primary cause of this decrease is the overall reduced revenues which resulted in reduced cost of sales as well as the reduced general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

         Our working capital deficit increased from $412,925 in 2004 to $563,549 in 2005. This is a direct result of our increase in accounts payable and increase in amounts owed to our President and principal shareholder.

         Our cash flows used by operations decreased from $50,219 in 2004 to $14,283 in 2005. This decrease is the result of our decrease in net loss for the same period in addition to an increase in our accounts receivable during 2004.

         During 2005 we did not use any cash for investing activities. However, in 2004 we used $30,000 to purchase a license agreement.

         Our cash flows provided by financing activities decreased from $76,104 in 2004 to $11,908 in 2005. This is the result of a decrease in borrowings from our President and principal shareholder. We also received a $15,000 contribution of capital in 2004 that was not repeated in 2005.

         We currently have no material commitments at this time to fund development of new videos or to acquire any significant capital equipment


ITEM 3.  CONTROLS AND PROCEDURES

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


ITEM 1.  LEGAL PROCEEDINGS      None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS       None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES        None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended August 31, 2005, no matters were submitted to the Company's security holders.

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

                                               ADVANCED MEDIA TRAINING, INC.
                                               (Registrant)


Dated: October 11, 2005                        /S/ BUDDY YOUNG
                                               --------------------------------
                                               Buddy Young, President and Chief
                                               Executive Officer