Form 10QSB
period 2005-11-30
ADVANCED MEDIA TRAINING INC
filed 2006-01-12
CIK 1250485

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended November 30, 2005


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

         The Registrant has 2,685,000 shares of Common stock, par value $.001 per share issued and outstanding as of December 31, 2005. Based on the closing bid price of the issuer's common stock on December 31, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was approximately $199,000.

         Traditional Small Business Disclosure Format (check one) Yes [_] No [X]

                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB



PART I   FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----
Item 1.  Financial Statements (Unaudited)                                      3
         Balance Sheet
             November 30, 2005                                                 4
         Statements of Operations
             For the Three- and Six-Month Periods
             Ended November 30, 2005 and 2004                                  5
         Statements of Cash Flows
             For the Six Months Ended
             November 30, 2005 and 2004                                        6
         Statements of Shareholders' Deficit
             For the Six Months Ended November 30, 2005                        7
         Notes to Financial Statements                                         8

Item 2.  Management's Discussion and Analysis or Plan
         of Operation                                                         11


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    16

Item 2.  Changes in Securities and Use of Proceeds                            16

Item 3.  Defaults upon Senior Securities                                      16

Item 4.  Submission of Matters to a Vote of Security Holders                  16

Item 5.  Other Information                                                    16

Item 6.  Exhibits                                                             16

Signatures                                                                    17

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                (Financial Statements Commence on Following Page)

ADVANCED MEDIA TRAINING, INC.


BALANCE SHEET (Unaudited)
--------------------------------------------------------------------------------

                                                                    November 30,
                                                                         2005
                                                                      ---------
ASSETS

CASH ........................................................         $   9,697

ACCOUNTS RECEIVABLE, Net of allowance
  for doubtful accounts of $10,691 ..........................            38,336

PROPERTY AND EQUIPMENT, Net of accumulated
  depreciation of $10,896 ...................................               813

LICENSE AGREEMENT, Net of accumulated
  amortization of $4,500 ....................................            25,500

PREPAID EXPENSES AND OTHER ASSETS ...........................             2,571
                                                                      ---------

TOTAL ASSETS ................................................         $  76,917
                                                                      =========

LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES:
Line of credit ..............................................         $  37,064
Accounts payable and accrued expenses .......................           128,505
Note payable to shareholder .................................           476,315
Accrued interest due to shareholder .........................            53,277
                                                                      ---------
Total liabilities ...........................................           695,161
                                                                      ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, par value - $.001;
    25,000,000 shares authorized; 2,685,000
    shares issued and outstanding ...........................             2,685
Additional paid-in capital ..................................           339,314
Accumulated deficit .........................................          (960,243)
                                                                      ---------
Total shareholders' deficit .................................          (618,244)
                                                                      ---------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT .................         $  76,917
                                                                      =========


See accompanying notes to financial statements.

ADVANCED MEDIA TRAINING, INC.


STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED
NOVEMBER 30, 2005 AND 2004 (Unaudited)
--------------------------------------------------------------------------------

                                    THREE MONTHS               SIX MONTHS
                               ----------------------    ----------------------
                                  2005         2004         2005         2004
                               ---------    ---------    ---------    ---------

REVENUES ...................   $  97,027    $  99,424    $ 196,624    $ 214,652

COST OF REVENUES ...........      30,079       94,519       65,150      144,880
                               ---------    ---------    ---------    ---------

GROSS PROFIT ...............      66,948        4,905      131,474       69,772
                               ---------    ---------    ---------    ---------

EXPENSES:
Selling and marketing ......      40,534       93,930       96,221      139,031
General and administrative .      71,385      101,017      122,275      182,147
Research and development ...           0        2,100           50       10,868
Interest expense ...........       9,724        7,050       19,835       12,575
                               ---------    ---------    ---------    ---------
Total expenses .............     121,643      204,097      238,381      344,621
                               ---------    ---------    ---------    ---------

LOSS BEFORE INCOME TAXES ...     (54,695)    (199,192)    (106,907)    (274,849)

INCOME TAXES ...............         -0-          -0-          -0-          -0-
                               ---------    ---------    ---------    ---------

NET LOSS ...................   $ (54,695)   $(199,192)   $(106,907)   $(274,849)
                               =========    =========    =========    =========

BASIC AND DILUTED LOSS
   PER SHARE ...............   $   (0.02)   $   (0.09)   $   (0.04)   $   (0.13)
                               =========    =========    =========    =========

WEIGHTED AVERAGE SHARES
   OUTSTANDING .............   2,685,000    2,329,396    2,685,000    2,124,698
                               =========    =========    =========    =========


See accompanying notes to financial statements.

ADVANCED MEDIA TRAINING, INC.

STATEMENTS OF SHAREHOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2005 (Unaudited)
----------------------------------------------------------------------------------------

                                  COMMON STOCK       ADDITIONAL
                             --------------------     PAID-IN    SHAREHOLDER
                               SHARES     AMOUNT      CAPITAL     (DEFICIT)      TOTAL
                             ---------   ---------   ---------    ---------    ---------
BALANCE, MAY 31, 2005 ....   2,685,000   $   2,685   $ 339,314    $(853,336)   $(511,337)


NET LOSS .................        --          --          --       (106,907)    (106,907)
                             ---------   ---------   ---------    ---------    ---------

BALANCE, NOVEMBER 30, 2005   2,685,000   $   2,685   $ 339,314    $(960,243)   $(618,244)
                             =========   =========   =========    =========    =========


See accompanying notes to financial statements.

ADVANCED MEDIA TRAINING, INC.

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2005 AND 2004 (Unaudited)
--------------------------------------------------------------------------------
                                                           2005          2004
                                                        ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...........................................    $(106,907)    $(274,849)
Adjustments to reconcile net loss
     to net cash used by operating activities:
     Common stock issued for services...............          -0-        82,000
     Provision for bad debt.........................          -0-         2,170
     Depreciation ..................................        1,320         1,260
     Amortization ..................................        1,500         1,500
     Changes in operating assets and liabilities:
         Accounts receivable .......................        6,795        (7,248)
         Other assets ..............................         (293)           (1)
         Accounts payable and accrued expenses .....       65,600        46,975
                                                        ---------     ---------
Net cash used by operating activities ..............      (31,985)     (148,193)
                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
License agreement ..................................          -0-       (30,000)
                                                        ---------     ---------
Net cash used by investing activities ..............          -0-       (30,000)
                                                        ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings from shareholder ....................       29,940       138,000
Net borrowings on line of credit ...................          -0-           200
Net repayments on line of credit ...................          (32)          -0-
Common stock issued for cash .......................          -0-        35,000
Contribution of capital ............................          -0-        15,000
                                                        ---------     ---------
Net cash provided by financing activities ..........       29,908       188,200
                                                        ---------     ---------

NET (DECREASE) INCREASE IN CASH ....................       (2,077)       10,007

CASH, BEGINNING OF PERIOD...........................       11,774         4,115
                                                        ---------     ---------
CASH, END OF PERIOD.................................    $   9,697      $ 14,122
                                                        =========     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest .............................    $   2,208     $   1,242
Cash paid for income taxes .........................    $     -0-     $     -0-


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

PREPARATION OF INTERIM CONDENSED FINANCIAL STATEMENTS

These interim condensed financial statements for the periods ended November 30, 2005 and 2004 have been prepared by the Company's management, without audit, in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). In the opinion of management, these interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise noted) necessary to present fairly the Company's financial position, results of operations and cash flows for the fiscal periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in these interim financial statements pursuant to the SEC's rules and regulations, although the Company's management believes that the disclosures are adequate to make the information presented not misleading. The financial position, results of operations and cash flows for the interim periods disclosed herein are not necessarily indicative of future financial results. These interim condensed financial statements should be read in conjunction with the annual financial statements and the notes thereto included in the Company's most recent Annual Report on Form 10-KSB for the fiscal year ended May 31, 2005.

SIGNIFICANT CUSTOMERS

The Company has three customers that exceeded 10% of gross accounts receivable, (18%, 11% and 11%), at November 30, 2005. The Company had two customers that each accounted for 10% of sales in the six-month period ended November 30, 2005 and two customers that accounted for 15% and 14%, respectively of sales in the six-month period ended November 30, 2004.

NET LOSS PER SHARE

Basic and diluted net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding during the applicable fiscal periods. At November 30, 2005 and 2004, the Company had no common stock equivalents outstanding.

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

4.       LINE OF CREDIT

The Company has a revolving line of credit with a bank which permits borrowings up to $40,000. The line is guaranteed by the Company's President. Interest is payable monthly at the bank's prime rate of interest plus 2.22%. The interest rate on the line of credit was 8.97% on November 30, 2005.

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

The Company leases its operating facility for $2,295 per month in Encino, California under an operating lease which expires August 31, 2007. Rent expense was approximately $11,255 and $12,900 for the six-month periods ended November 30, 2005 and 2004, respectively.

7.       LEGAL

The Company is, from time to time, subject to legal and other matters in the normal course of its business. While the results of such matters cannot be predicted with certainty, management does not believe that the final outcome of any pending matters will have a material effect on the financial position and results of operations of the Company.

8.       RELATED PARTY TRANSACTIONS

The Company has a consulting agreement with Howard Young, the son of Buddy Young (the Company's Chief Executive Officer) which provides a monthly fee of $6,000 for administrative and sales consultation. The fee is allocated equally between General and Administrative and Selling and Marketing expense in the Statement of Operations for the periods ended November 30, 2005 and 2004.

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

SELECT FINANCIAL INFORMATION

                                                     For the Three Months Ended
                                                    ---------------------------
                                                     11/30/05          11/30/04
                                                    ---------         ---------
                                                   (Unaudited)       (Unaudited)
Statement of Operations Data
Total revenue ..............................        $  97,027         $  99,424
Operating loss .............................        $ (54,695)        $(199,192)
Net loss after taxes .......................        $ (54,695)        $(199,192)
Net loss per share .........................        $   (0.02)        $   (0.09)

Balance Sheet Data
Total assets ...............................        $  76,917         $  88,624
Total liabilities ..........................        $ 695,161         $ 550,910
Stockholder's deficit ......................        $(618,244)        $(462,286)

THREE-MONTH PERIOD ENDED NOVEMBER 30, 2005 COMPARED TO THREE-MONTH PERIOD ENDED NOVEMBER 30, 2004

GENERAL

         Our revenues for the three month period ended November 30, 2005 were $97,027. Revenues for the prior three month period ended November 30, 2004, were

$99,424. This represents a decrease of $2,397. This slight decrease was mainly due to the introduction of fewer new videos in 2005.

         Net product sales made up nearly 100% of the total revenue in both three month periods. Sales of videos produced by other companies accounted for approximately 70% of sales in both fiscal 2005 and 2004.

COSTS AND EXPENSES

         From 2004 to 2005, the cost of goods sold for the three month period ended November 30, decreased from $94,519 to $30,079. This represents a decrease of $64,440. The cost of goods sold as a percent of sales decreased by 64% (95% in 2004 to 31% in 2005). This is primarily due to a decrease in production costs ($0 in 2005 and $60,700 in 2004) incurred on several new videos which have not produced any significant revenues to date.

         Selling and marketing expenses decreased from $93,930 in 2004 to $40,534 in 2005. This represents a decrease of $53,396. The decrease in selling and marketing was the result of a new approach to advertising and marketing new videos produced by us which reduced promotional expense significantly. Also, in 2004, in connection with producing new videos and in order to retain our employees and sales consultants, we issued shares of our common stock valued at $41,000. This was not repeated in 2005. Selling and marketing expenses are expected to increase if and when we launch additional videos into the marketplace, and hire additional sales representatives.

         General and administrative expenses decreased from $101,017 in 2004 to $71,385 in 2005. This represents a decrease of $29,632. This decrease was mainly the result of the fact that in order to retain our employees and consultants in 2004, we issued shares of our common stock valued at $41,000 to employees and consultants for general and administrative services in lieu of cash bonuses. This was not repeated in 2005.

         Research and development decreased from $2,100 in 2004 to $0 in 2005. This decrease was the result of our eliminating the payment of $700 per month to a Director of the Company for his reviewing and consulting on potential new scripts and ideas for training videos.

         Interest expense increased from $7,050 in 2004, to $9,724 in 2005. This represents an increase of $2,674. This increase is primarily due to further borrowings from our President and principal shareholder and the rising interest rate on our line of credit.

         The net loss decreased from $199,192 in 2004 to $54,695 in 2005. The cause of this decrease is mainly the result of the fact that we issued shares of our common stock valued at $82,000 to employees and consultants for services rendered in 2004, and the decrease of $64,440 in the expenditures for the production of new videos.

SELECT FINANCIAL INFORMATION

                                                      For the Six Months Ended
                                                    ---------------------------
                                                     11/30/05          11/30/04
                                                    ---------         ---------
                                                   (Unaudited)       (Unaudited)
Statement of Operations Data
Total revenue ..............................        $ 196,624         $ 214,652
Operating loss .............................        $(106,907)        $(274,849)
Net loss after taxes .......................        $(106,907)        $(274,849)
Net loss per share .........................        $   (0.04)        $   (0.13)

SIX MONTH PERIOD FISCAL 2005 COMPARED TO SIX MONTH PERIOD FISCAL 2004

GENERAL

         Our revenues for the six month period ended November 30, 2005 were $196,624. Revenues for the prior six month period ended November 30, 2004, were $214,652. This represents a decrease of $18,028. This decrease was mainly due to general market conditions and fewer new videos that were produced by us being introduced into the marketplace.

         Net product sales made up nearly 100% of the total revenue in both six month periods. Sales of videos produced by other companies accounted for approximately 70% of sales in both fiscal 2005 and 2004.

COSTS AND EXPENSES

         Total expenses decreased from $344,621 in the six month period ended November 30, 2004 to $238,381 during the same period in 2005. This represents a decrease of $106,240. This decrease was due primarily to less marketing expenditures incurred for the launching of new videos, a reduction in payroll expenses for administrative personnel, and the fact that during this period in 2004, we issued shares of our common stock valued at $82,000 to employees and consultants for services rendered. Our fixed overhead, consisting primarily of rent, was approximately $13,000 in 2004 and $12,000 in 2005. We expect that gross profits, as a percentage of sales, should increase and that, as sales increase, the cost of goods sold will increase proportionately.

         From 2004 to 2005, the cost of goods sold during the six month period ended November 30, decreased from $144,880 to $65,150. This represents a decrease of $79,730. The cost of goods sold as a percent of sales decreased by approximately 34% (67% in 2004 to 33% in 2005).The primary reason for this decrease is that during this period in 2004, we incurred costs ($68,700) for the production of several new videos.

         Selling and marketing expenses decreased from $139,031 in 2004 to approximately $ 96,221 in 2005. This represents a decrease of $42,810. The decrease in selling and marketing was the result of a new approach to advertising and marketing new videos produced by us which reduced promotional expense significantly. Also, in 2004, in connection with producing new videos and in order to retain our employees and sales consultants, we issued shares of our common stock valued at $41,000. This was not repeated in 2005. Selling and marketing expenses are expected to increase if and when we produce new videos, and engage additional sales representatives.

         General and administrative expenses decreased from $182,147 in 2004 to $122,275 in 2005. This represents a decrease of $59,872. This decrease was mainly the result of the fact that in order to retain our employees and consultants in 2004, we issued shares of our common stock valued at $41,000 to employees and consultants for general and administrative services in lieu of cash bonuses. This was not repeated in 2005. And there was no expense for recruitment related to the hiring of new sales representative during this period.

         Research and development expenses decreased from $10,868 in 2004 to $50 in 2005. This decrease was the result of our eliminating the payment of $700 per month to a Director of the Company for his reviewing and consulting on potential new scripts and ideas for training videos. During 2004 we also spent approximately $6,000 in consulting fees to an unrelated individual for services relating to the research and development of one of our in-house productions.

         Interest expense increased from $12,575 in 2004, to $19,835 in 2005. This represents an increase of $7,260. This increase is primarily due to further borrowings from the Company's President and principal shareholder and the rising interest rate on our line of credit.

         The net loss decreased from $274,849 in 2004 to $106,907 in 2005. The cause of this decrease was mainly the result of the fact that we issued shares of our common stock valued at $82,000 to employees and consultants for services rendered during this six month period in 2004, and less costs incurred for the production of new videos.

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

         Management expects that sales of its videos and training materials, along with available funds under an agreement with its President and majority shareholder should satisfy its cash requirements through May 31, 2006. The Company's marketing expenses and the production of new training videos will be adjusted accordingly.

         We currently have 4 employees. If cash resources permit, the Company plans to increase its employees to 6 during calendar 2006 (2 administrative, 4 sales).

LIQUIDITY AND CAPITAL RESOURCES

         Our working capital deficit increased from $462,286 in 2004 to $618,244 in 2005. This is a direct result of our increase in accounts payable and increase in amounts owed to our President and principal shareholder.

         Our cash flows used by operations decreased from $148,193 in 2004 to $31,985 in 2005. This decrease is primarily the result of $68,700 in production costs incurred in 2004 which were expensed as incurred with no significant corresponding revenues realized on such videos.

         During 2005 we did not use any cash for investing activities. However, in 2004 we used $30,000 to purchase a license agreement.

         Our cash flows provided by financing activities decreased from $188,200 in 2004 to $29,908 in 2005. This is the result of a decrease in borrowings from our President and principal shareholder. We also received a $15,000 contribution of capital in 2004 that was not repeated in 2005 and received $35,000 from the sale of stock in 2004 that was not repeated in 2005.

         We currently have no material commitments at this time to fund development of new videos or to acquire any significant capital equipment

         We are a company with a limited operating history and a history of net losses.

         We had a cash balance of $9,697 on November 30, 2005. We have an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $600,000 at 8% interest through December 31, 2006. We owed our President a total of $476,315 in principal under the agreement as of November 30, 2005. The note is collateralized by all of our right, title and interest in and to our video productions and projects, regardless of their stage of production, including all related contracts, licenses, and accounts receivable. Any unpaid principal and interest under the Note will be due and payable on December 31, 2006.

         The Company has a revolving line of credit with Bank of America. This line of credit permits the Company to borrow up to $40,000. The line of credit is guaranteed by the Company's President. Interest is payable monthly at 2.22% above the bank's prime rate of interest (8.97% at November 30, 2005). The line of credit does not require the Company to meet performance criteria or maintain any minimum levels of income or assets. The Company is in compliance with the terms and conditions of the line of credit. Our outstanding balance as of November 30, 2005, was $37,064.

         If revenues from the sale of our videos do not provide sufficient funds to maintain operations, then we believe the raising of funds through further borrowings from our President or traditional borrowing sources will be sufficient to satisfy our budgeted cash requirements through May 31, 2006. Additionally, we may continue to attempt to raise funds through a private placement sale of our common stock. Further, our ability to pursue any business opportunity that requires us to make cash payments would also depend on the amount of funds that we can secure from these various sources. If funding is not available from any of these sources to meet our needs, we will either delay production of one or more of our planned videos or delay any business transaction requiring the payment of cash, or both.


                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS     None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended November 30, 2005, no matters were submitted to the Company's security holders.

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

                                           ADVANCED MEDIA TRAINING, INC.
                                           (Registrant)


Dated: January 11, 2005                    /S/ BUDDY YOUNG
                                           ------------------------------------
                                               Buddy Young, President and Chief
                                               Executive Officer