Form 10KSB/A
period 2005-05-31
ADVANCED MEDIA TRAINING INC
filed 2006-03-22
CIK 1250485

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                ADMENDMENT NO. 1

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

     The issuer had revenues from operations during the fiscal year ended May 31, 2005 of $443,762.

     As of May 31, 2005 the issuer had of 2,685,000 shares of common stock outstanding.

     There currently is no public market for the Company's Stock.

     Documents incorporated by reference:  None

     Transitional Small Business Disclosure Format (check one):  Yes [_]  No [X]

RESTATEMENT CHANGES:
The financial statements for the year ended May 31, 2005 and 2004 have been restated to correct certain errors in the financial statements and notes thereto. The errors relate to the recording of compensation expense for the
Company's president as contributed capital, the reclassification of a non-refundable upfront fee from additional paid in capital to deferred revenue and the expense of its license agreement.

The following financial statement line items for fiscal years 2005 and 2004 were affected by the corrections.

STATEMENT OF OPERATIONS
2005
                                                                      EFFECT OF
                                         AS REPORTED   AS ADJUSTED      CHANGE
                                          ---------     ---------     ---------
Revenue ..............................    $ 438,857     $ 443,762     $   4,905
Cost of revenues .....................      192,510       192,510             0
Gross profit .........................      246,347       251,252         4,905
Expenses .............................      573,447       642,047        68,600
Net loss .............................    $(327,900)    $(391,595)    $  63,695)
Basic and diluted loss per share .....    $   (0.14)    $   (0.16)    $   (0.02)

STATEMENT OF OPERATIONS
2004
                                                                      EFFECT OF
                                         AS REPORTED   AS ADJUSTED      CHANGE
                                          ---------     ---------     ---------
Revenue ..............................    $ 374,213     $ 374,213     $       0
Cost of revenues .....................      201,532       201,532             0
Gross profit .........................      172,681       172,681             0
Expenses .............................      426,983       468,583        41,600
Net loss .............................    $(255,102)    $(296,702)    $ (41,600)
Basic and diluted loss per share .....    $   (0.13)    $   (0.15)    $   (0.02)

BALANCE SHEET
2005
                                                                      EFFECT OF
                                         AS REPORTED   AS ADJUSTED      CHANGE
                                          ---------     ---------     ---------

Total assets .........................  $  88,316      $  61,316      $ (27,000)
Deferred revenue .....................          0         10,095         10,095
Total liabilities ....................    599,653        609,748         10,095
Common stock .........................      2,685          2,685              0
Additional paid-in capital ...........    339,314        407,514         68,200
Accumulated deficit ..................   (853,336)      (958,631)      (105,295)
Total shareholders' deficit ..........  $(511,337)     $(548,432)     $ (37,095)

BALANCE SHEET
2004
                                                                      EFFECT OF
                                         AS REPORTED   AS ADJUSTED      CHANGE
                                          ---------     ---------     ---------

Total assets .........................  $  46,298      $  46,298      $       0
Total liabilities ....................    397,735        397,735              0
Common stock .........................      1,920          1,920              0
Additional paid-in capital ...........    172,079        213,679         41,600
Accumulated deficit ..................   (525,436)      (567,036)       (41,600)
Total shareholders' deficit ..........  $(351,437)     $(351,437)     $       0

STATEMENT OF CASH FLOWS
2005
                                                                      EFFECT OF
                                         AS REPORTED   AS ADJUSTED      CHANGE
                                          ---------     ---------     ---------

Net loss .............................    $(327,900)    ($391,595)    $ (63,695)
Capital contribution .................            0        41,600        41,600
Deferred revenue .....................            0        10,095        10,095
Net cash used by operating
   activities ........................     (247,605)     (262,605)       15,000
Contribution of capital ..............       15,000             0       (15,000)
Net cash provided by financing
   activities ........................      285,264       270,264       (15,000)
Net increase in cash .................        7,659         7,659     $       0
Cash, beginning of year ..............        4,115         4,115     $       0
Cash, end of year ....................    $  11,774     $  11,774     $       0

STATEMENT OF CASH FLOWS
2004
                                                                      EFFECT OF
                                         AS REPORTED   AS ADJUSTED      CHANGE
                                          ---------     ---------     ---------

Net loss ............................. $(255,102)      $(296,702)      $  41,600
Contribution of capital ..............         0          41,600          41,600
Net cash used by operating
   activities ........................  (186,788)       (186,788)              0
Net increase in cash .................     4,115           4,115       $       0
Cash, beginning of year ..............         0               0       $       0
Cash, end of year .................... $   4,115       $   4,115       $       0

CONTENTS

                                                                            PAGE
                                                                            ----
PART I

   Item 1.   Description of Business...........................................5
   Item 2.   Description of Property..........................................14
   Item 3.   Legal Proceedings................................................15
   Item 4.   Submission of Matters to a Vote of Security Holders..............15

PART II

   Item 5.   Market for Common Equity and Related Stockholder Matters.........15
   Item 6.   Management's Discussion and Analysis or Plan of Operation........17
   Item 7.   Financial Statements.............................................22
   Item 8.   Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure.......................35
   Item 8A.  Controls and Procedure...........................................35

PART III

   Item 9.   Directors, Executive Officers, Promoters and Control Persons;
                    Compliance with Section 16(a) of the Exchange Act.........36
   Item 10.  Executive Compensation...........................................40
   Item 11.  Security Ownership of Certain Beneficial Owners and Management...41
   Item 12.  Certain Relationships and Related Transactions...................42
   Item 13.  Exhibits.........................................................43
   Item 14.  Principal Accountant Fees and Services...........................43

SIGNATURES        ............................................................44


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

3.       COMPANY HISTORY

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

SELECT FINANCIAL INFORMATION

                                                        For the Years Ended
                                                   05/31/2005        05/31/2004
                                                    ---------         ---------
Statement of Operations Data
Revenue ....................................        $ 443,762         $ 374,213
Cost of revenues ...........................        $ 192,510         $ 201,532
Gross profit ...............................        $ 251,252         $ 172,681
Total expenses .............................        $ 642,047         $ 468,583
Net loss after taxes .......................        $(391,595)        $(296,702)
Net loss per share .........................        $   (0.16)        $   (0.15)

Balance Sheet Data
Total assets ...............................        $  61,316         $  46,298
Total liabilities ..........................        $ 609,748         $ 397,735
Stockholder's deficit ......................        $(548,432)        $(351,437)

REVENUES

         Our revenues for the year ended May 31, 2005 were $443,762. Revenues for the prior year ended May 31, 2004, were $374,213. This represents an increase of $69,549. This increase during this period was mainly due to the hiring of an additional sales person, and the revenue derived from the sale of three new videos added to the Company's library during fiscal 2005.

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

COST OF REVENUES

         From 2004 to 2005, the cost of revenues during the year ended May 31, 2005, decreased from $201,532 to $192,510. This represents a decrease of $9,022. The cost of revenues as a percent of sales decreased by approximately 10% (54% in 2004 to 43% in 2005). This decrease is primarily due to purchasing a greater amount of product from distributors with significant discounts, increased volume of sales of our in-house videos for which the related cost is negligible, partially offset by our increase in production costs.

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

         General and administrative expenses increased from $289,949 in 2004 to $317,277 in 2005. This represents an increase of $27,328. This increase was primarily the result of a decrease in our consulting and outside expenses from $77,543 in 2004 to $62,659 in 2005 and a decrease in our bad debt expense from $8,090 in 2004 to $0 in 2005. These decreases were offset by an increase in payroll expenses from $67,344 to $106,350 in 2005 resulting from primarily the issuance of stock valued at $21,000 classified in `general and administrative'. The main components in these general and administrative expenses are salaries for our employees, contributed services by our President (valued at $41,600 per year) consulting fees, and professional fees for accounting and legal services, and rent. We anticipate that our general and administrative expenses will increase as we expect to add additional administrative personnel to support an increased infrastructure.

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

         In June 2004 we acquired a license agreement for $30,000. Based on our history of significant operating losses and negative operating cash flows and the volatility of our sales of our video educational and training products, we have expensed the cost of the license agreement upon acquisition.

         Interest expense increased from $10,255 in 2004, to $30,192 in 2005. This represents an increase of $19,937. This increase is due to additional borrowing from our president.

NET LOSS

         Our net loss increased from $296,702 in 2004 to $391,595 in 2005. This is an increase of $94,893. This increase was primarily due to an increase of payroll of approximately $39,000, an increase of approximately $9,000 paid to consultants, $10,000 paid for the recruitment of an additional sales person, the costs of approximately $96,000 incurred for the production of five new videos and the license agreement expense of $30,000.

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

ITEM 7.  FINANCIAL STATEMENTS.


                          INDEX TO FINANCIAL STATEMENTS

                                                                           PAGES
                                                                           -----


Report of Independent Registered Public Accounting Firm................       23

Financial Statements:

         Balance Sheet as of May 31, 2005 .............................       24

         Statements of Operations for the Years Ended
         May 31, 2005 and 2004.........................................       25

         Statements of Shareholders' Deficit
         for the Years Ended May 31, 2005 and 2004.....................       26

         Statements of Cash Flows for the Years Ended
         May 31, 2005 and 2004.........................................       27

         Notes to Consolidated Financial Statements....................    28-34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF ADVANCED MEDIA TRAINING, INC.:

We have audited the accompanying balance sheet of Advanced Media Training, Inc. (the "Company") as of May 31, 2005 (as restated), and the related statements of operations, shareholders' deficit, and cash flows for the years ended May 31, 2005 and 2004 (as restated). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The financial statements for the years ended May 31, 2005 and 2004 have been restated to correct certain errors in the financial statements and notes thereto. The errors relate to the recording of compensation expense for the
Company's president as contributed capital, the reclassification of a non-refundable upfront fee from additional paid in capital to deferred revenue and the expense of a license agreement (see Note 1).


/S/ FARBER HASS HURLEY & MCEWEN, LLP
------------------------------------
    FARBER HASS HURLEY & MCEWEN, LLP
    (FORMERLY FARBER & HASS LLP)

CAMARILLO, CALIFORNIA
AUGUST 2, 2005, EXCEPT FOR NOTE 1 FOR
WHICH THE DATE IS MARCH 13, 2006

ADVANCED MEDIA TRAINING, INC.


BALANCE SHEET (As Restated)
-------------------------------------------------------------------------------

                                                                        May 31,
                                                                         2005
                                                                      ---------
ASSETS

CASH ........................................................         $  11,774

ACCOUNTS RECEIVABLE, Net of allowance
  for doubtful accounts of $10,261 ..........................            45,131

PROPERTY AND EQUIPMENT, Net of accumulated
  depreciation of $9,576 ....................................             2,133

PREPAID EXPENSES AND OTHER ASSETS ...........................             2,278
                                                                      ---------

TOTAL ASSETS ................................................         $  61,316
                                                                      =========

LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES:
Line of credit ..............................................         $  37,096
Accounts payable and accrued expenses .......................            80,532
Deferred revenue ............................................            10,095
Note payable to shareholder .................................           446,375
Accrued interest due to shareholder .........................            35,650
                                                                      ---------
Total liabilities ...........................................           609,748
                                                                      ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, par value - $.001;
    25,000,000 shares authorized; 2,685,000
    shares issued and outstanding ...........................             2,685
Additional paid-in capital ..................................           407,514
Accumulated deficit .........................................          (958,631)
                                                                      ---------
Total shareholders' deficit .................................          (548,432)
                                                                      ---------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT .................         $  61,316
                                                                      =========


See independent auditors' report and accompanying notes to financial statements.

ADVANCED MEDIA TRAINING, INC.


STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED
MAY 31, 2005 AND 2004 (As Restated)
--------------------------------------------------------------------------------
                                                      2005              2004
                                                  -----------       -----------

REVENUES ...................................      $   443,762       $   374,213

COST OF REVENUES ...........................          192,510           201,532
                                                  -----------       -----------

GROSS PROFIT ...............................          251,252           172,681
                                                  -----------       -----------

EXPENSES:
Selling and marketing ......................          249,160           145,340
General and administrative .................          317,277           289,949
Research and development ...................           15,418            23,039
License agreement expense ..................           30,000               -0-
Interest expense ...........................           30,192            10,255
                                                  -----------       -----------
Total expenses .............................          642,047           468,583
                                                  -----------       -----------

LOSS BEFORE INCOME TAXES ...................         (390,795)         (295,902)

INCOME TAXES ...............................              800               800
                                                  -----------       -----------

NET LOSS ...................................      $  (391,595)      $  (296,702)
                                                  ===========       ===========

BASIC AND DILUTED LOSS PER SHARE ...........      $     (0.16)      $     (0.15)
                                                  ===========       ===========

WEIGHTED AVERAGE SHARES OUTSTANDING ........        2,405,931         1,920,000
                                                  ===========       ===========


See independent auditors' report and accompanying notes to financial statements.

ADVANCED MEDIA TRAINING, INC.

STATEMENTS OF SHAREHOLDERS' DEFICIT
FOR THE YEARS ENDED MAY 31, 2005 AND 2004 (As Restated)
----------------------------------------------------------------------------------------

                                  COMMON STOCK        ADDITIONAL
                              ---------------------    PAID-IN   SHAREHOLDER
                                SHARES     AMOUNT      CAPITAL    (DEFICIT)      TOTAL
                              ---------   ---------   ---------   ---------    ---------
BALANCE, MAY 31, 2003 .....   1,920,000   $   1,920   $ 172,079   $(270,334)   $ (96,335)

CONTRIBUTION OF CAPITAL ...        --          --        41,600        --         41,600

NET LOSS ..................        --          --          --      (296,702)    (296,702)
                              ---------   ---------   ---------   ---------    ---------
BALANCE, MAY 31, 2004 .....   1,920,000   $   1,920   $ 213,679   $(567,036)   $(351,437)

COMMON STOCK ISSUED TO
  EMPLOYEES AND CONSULTANTS
  AS COMPENSATION .........     410,000         410      81,590        --         82,000

COMMON STOCK ISSUED FOR
  CASH ....................     195,000         195      38,805        --         39,000

COMMON STOCK ISSUED FOR
  ACCRUED ROYALTY .........     160,000         160      31,840        --         32,000

CONTRIBUTION OF CAPITAL ...        --          --        41,600        --         41,600

NET LOSS ..................        --          --          --      (391,595)    (391,595)
                              ---------   ---------   ---------   ---------    ---------

BALANCE, MAY 31, 2005 .....   2,685,000   $   2,685   $ 407,514   $(958,631)   $(548,432)
                              =========   =========   =========   =========    =========


See independent auditors' report and accompanying notes to financial statements.

ADVANCED MEDIA TRAINING, INC.

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2005 AND 2004 (As Restated)
-------------------------------------------------------------------------------
                                                           2005          2004
                                                        ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...........................................    $(391,595)    $(296,702)
Adjustments to reconcile net loss
     to net cash used by operating activities:
     Common stock issued for services ..............       82,000           -0-
     Contribution of capital for  services..........       41,600        41,600
     Provision for bad debts .......................        2,601         8,090
     Depreciation ..................................        2,581         2,548
         Changes in operating assets and liabilities:
         Accounts receivable .......................      (12,557)       15,004
         Other assets ..............................           16           109
         Accounts payable and accrued expenses .....        2,654        42,563
         Deferred revenue ..........................       10,095           -0-
                                                        ---------     ---------
Net cash used by operating activities ..............     (262,605)     (186,788)
                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment ..............................          -0-        (1,949)
                                                        ---------     ---------
Net cash used by investing activities ..............          -0-        (1,949)
                                                        ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft .....................................          -0-        (2,523)
Net borrowings from shareholder ....................      231,000       195,375
Net borrowings on note payable from shareholder ....          264           -0-
Common stock issued for cash .......................       39,000           -0-
                                                        ---------     ---------
Net cash provided by financing activities ..........      270,264       192,852
                                                        ---------     ---------

NET INCREASE IN CASH ...............................        7,659         4,115

CASH, BEGINNING OF YEAR ............................        4,115           -0-
                                                        ---------     ---------
CASH, END OF YEAR ..................................    $  11,774      $  4,115
                                                        =========     =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest .............................    $   2,460     $   2,106
Cash paid for income taxes .........................    $     -0-     $   1,600

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

RESTATEMENT OF FINANCIAL STATEMENTS

The financial statements for the year ended May 31, 2005 and 2004 have been restated to correct certain errors in the financial statements and notes thereto. The errors relate to the recording of compensation expense for the
Company's president as contributed capital, the reclassification of a non-refundable upfront fee from additional paid in capital to deferred revenue and the expense of its license agreement.

The following financial statement line items for fiscal years 2005 and 2004 were affected by the corrections.

STATEMENT OF OPERATIONS
2005
                                                                      EFFECT OF
                                         AS REPORTED   AS ADJUSTED      CHANGE
                                          ---------     ---------     ---------
Revenue ..............................    $ 438,857     $ 443,762     $   4,905
Cost of revenues .....................      192,510       192,510             0
Gross profit .........................      246,347       251,252         4,905
Expenses .............................      573,447       642,047        68,600
Net loss .............................    $(327,900)    $(391,595)    $  63,695)
Basic and diluted loss per share .....    $   (0.14)    $   (0.16)    $   (0.02)

STATEMENT OF OPERATIONS
2004
                                                                      EFFECT OF
                                         AS REPORTED   AS ADJUSTED      CHANGE
                                          ---------     ---------     ---------
Revenue ..............................    $ 374,213     $ 374,213     $       0
Cost of revenues .....................      201,532       201,532             0
Gross profit .........................      172,681       172,681             0
Expenses .............................      426,983       468,583        41,600
Net loss .............................    $(255,102)    $(296,702)    $ (41,600)
Basic and diluted loss per share .....    $   (0.13)    $   (0.15)    $   (0.02)

BALANCE SHEET
2005
                                                                      EFFECT OF
                                         AS REPORTED   AS ADJUSTED      CHANGE
                                          ---------     ---------     ---------

Total assets .........................  $  88,316      $  61,316      $ (27,000)
Deferred revenue .....................          0         10,095         10,095
Total liabilities ....................    599,653        609,748         10,095
Common stock .........................      2,685          2,685              0
Additional paid-in capital ...........    339,314        407,514         68,200
Accumulated deficit ..................   (853,336)      (958,631)      (105,295)
Total shareholders' deficit ..........  $(511,337)     $(548,432)     $ (37,095)

BALANCE SHEET
2004
                                                                      EFFECT OF
                                         AS REPORTED   AS ADJUSTED      CHANGE
                                          ---------     ---------     ---------

Total assets .........................  $  46,298      $  46,298      $       0
Total liabilities ....................    397,735        397,735              0
Common stock .........................      1,920          1,920              0
Additional paid-in capital ...........    172,079        213,679         41,600
Accumulated deficit ..................   (525,436)      (567,036)       (41,600)
Total shareholders' deficit ..........  $(351,437)     $(351,437)     $       0

STATEMENT OF CASH FLOWS
2005
                                                                      EFFECT OF
                                         AS REPORTED   AS ADJUSTED      CHANGE
                                          ---------     ---------     ---------

Net loss .............................    $(327,900)    ($391,595)    $ (63,695)
Capital contribution .................            0        41,600        41,600
Deferred revenue .....................            0        10,095        10,095
Net cash used by operating
   activities ........................     (247,605)     (262,605)       15,000
Contribution of capital ..............       15,000             0       (15,000)
Net cash provided by financing
   activities ........................      285,264       270,264       (15,000)
Net increase in cash .................        7,659         7,659     $       0
Cash, beginning of year ..............        4,115         4,115     $       0
Cash, end of year ....................    $  11,774     $  11,774     $       0

STATEMENT OF CASH FLOWS
2004
                                                                      EFFECT OF
                                         AS REPORTED   AS ADJUSTED      CHANGE
                                          ---------     ---------     ---------

Net loss ............................. $(255,102)      $(296,702)      $  41,600
Contribution of capital ..............         0          41,600          41,600
Net cash used by operating
   activities ........................  (186,788)       (186,788)              0
Net increase in cash .................     4,115           4,115       $       0
Cash, beginning of year ..............         0               0       $       0
Cash, end of year .................... $   4,115       $   4,115       $       0


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

CONTRIBUTION OF SERVICES

The Company's President and majority shareholder does not receive compensation for his services. An annual amount of $41,600 was determined by management to be a fair value of his services to the Company and has been recorded as a contribution of capital in 2004 and 2005.

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

4.       INCOME TAXES

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

7.       RELATED PARTY TRANSACTIONS

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

Date:    March 22, 2006               ADVANCED MEDIA TRAINING, INC.

                                      By:  /S/ BUDDY YOUNG
                                           -------------------------------------
                                           Buddy Young
                                           President, Chief Executive Officer
                                           and Chief Financial Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Date:    March 22, 2006                    /S/ BUDDY YOUNG
                                           -------------------------------------
                                           Buddy Young
                                           President, Chief Executive Officer,
                                           Chief Financial Officer and Director
                                           (Principal Executive, Financial and
                                           Accounting Officer)


Date:    March 22, 2006                    /S/ L. STEPHEN ALBRIGHT
                                           -------------------------------------
                                           L. Stephen Albright
                                           Director


Date:    March 22, 2006                    /S/ DENNIS SPIEGELMAN
                                           -------------------------------------
                                           Dennis Spiegelman
                                           Director

Date:    March 22, 2006                    /S/ DAVID LEEDY
                                           -------------------------------------
                                           David Leedy
                                           Director

 Date:   March 22, 2006                    /S/ MEL POWELL
                                           -------------------------------------
                                           Mel Powell
                                           Director