Form 10QSB/A
period 2005-08-31
ADVANCED MEDIA TRAINING INC
filed 2006-03-22
CIK 1250485

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

                                Yes [_]   No [X]

                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB


PART I   FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----
Item 1.  Financial Statements...........................................       3
         Balance Sheet
             August 31, 2005............................................       3
         Statements of Operations and Accumulated Deficit
             For the Three Months Ended
             August 31, 2005 and 2004...................................       4
         Statements of Shareholders' Deficit
             For the Three Months Ended August 31, 2005.................       5
         Statements of Cash Flows
             For the Three Months Ended
             August 31, 2005 and 2004...................................       6
         Notes to Financial Statements..................................       7

Item 2.  Management's Discussion and Analysis or Plan
         of Operation...................................................      11

Item 3.  Controls and Procedures........................................      14

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings..............................................      15

Item 2.  Changes in Securities and Use of Proceeds......................      15

Item 3.  Defaults upon Senior Securities................................      15

Item 4.  Submission of Matters to a Vote of Security Holders............      15

Item 5.  Other Information..............................................      15

Item 6.  Exhibits ......................................................      15

Signatures..............................................................      16

ADVANCED MEDIA TRAINING, INC.


BALANCE SHEET (Unaudited) (As Restated)
--------------------------------------------------------------------------------

                                                                     August 31,
                                                                        2005
                                                                    -----------
ASSETS

CASH .......................................................        $     9,399

ACCOUNTS RECEIVABLE, Net of allowance
  for doubtful accounts of $10,261 .........................             44,744

PROPERTY AND EQUIPMENT, Net of accumulated
  depreciation of $10,236 ..................................              1,473

PREPAID EXPENSES AND OTHER ASSETS ..........................              5,463
                                                                    -----------

TOTAL ASSETS ...............................................        $    61,079
                                                                    ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES:
Line of credit .............................................        $    37,064
Accounts payable and accrued expenses ......................            110,815
Deferred revenue ...........................................              8,287
Note payable to shareholder ................................            458,315
Accrued interest due to shareholder ........................             44,684
                                                                    -----------
Total liabilities ..........................................            659,165
                                                                    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, par value - $.001;
    25,000,000 shares authorized; 2,685,000
    shares issued and outstanding ..........................              2,685
Additional paid-in capital .................................            417,914
Accumulated deficit ........................................         (1,018,685)
                                                                    -----------
Total shareholders' deficit ................................           (598,086)
                                                                    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT ................        $    61,079
                                                                    ===========


See accompanying notes to financial statements.

ADVANCED MEDIA TRAINING, INC.


STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED
AUGUST 31, 2005 AND 2004 (Unaudited) (As Restated)
--------------------------------------------------------------------------------
                                                      2005              2004
                                                  -----------       -----------

REVENUES ...................................      $   101,405       $   115,228

COST OF REVENUES ...........................           35,071            50,361
                                                  -----------       -----------

GROSS PROFIT ...............................           66,334            64,867
                                                  -----------       -----------

EXPENSES:
Selling and marketing ......................           55,687            55,104
General and administrative .................           60,540            81,608
Research and development ...................               50             8,768
License agreement expense ..................              -0-            30,000
Interest expense ...........................           10,111             5,525
                                                  -----------       -----------
Total expenses .............................          126,388           181,005
                                                  -----------       -----------

LOSS BEFORE INCOME TAXES ...................          (60,054)         (116,138)

INCOME TAXES ...............................                0                 0
                                                  -----------       -----------

NET LOSS ...................................      $   (60,054)      $  (116,138)
                                                  ===========       ===========

BASIC AND DILUTED LOSS PER SHARE ...........      $     (0.02)      $     (0.06)
                                                  ===========       ===========

WEIGHTED AVERAGE SHARES OUTSTANDING ........        2,685,000         1,920,000
                                                  ===========       ===========


See accompanying notes to financial statements.

ADVANCED MEDIA TRAINING, INC.

STATEMENTS OF SHAREHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED AUGUST 31, 2005 (Unaudited) (As Restated)
----------------------------------------------------------------------------------------

                                  COMMON STOCK       ADDITIONAL
                             --------------------     PAID-IN    SHAREHOLDER
                               SHARES     AMOUNT      CAPITAL     (DEFICIT)      TOTAL
                             ---------   ---------   ---------    ---------    ---------

BALANCE, MAY 31, 2005 ....   2,685,000   $   2,685   $ 407,514    $(958,631)   $(548,432)

CONTRIBUTION OF CAPITAL...        --          --        10,400           --       10,400


NET LOSS .................        --          --          --        (60,054)     (60,054)
                             ---------   ---------   ---------    ---------    ---------

BALANCE, AUGUST 31, 2005     2,685,000   $   2,685   $ 417,914  $(1,018,685)   $(598,086)
                             =========   =========   =========    =========    =========


See accompanying notes to financial statements.

ADVANCED MEDIA TRAINING, INC.

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2005 AND 2004 (Unaudited) (As Restated)
--------------------------------------------------------------------------------
                                                           2005          2004
                                                        ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...........................................    $ (60,054)    $(116,138)
Adjustments to reconcile net loss
     to net cash used by operating activities:
     Contribution of capital for services..........        10,400        10,400
     Depreciation ..................................          660           600
     Changes in operating assets and liabilities:
         Accounts receivable .......................          387        (7,354)
         Other assets ..............................       (3,185)          -0-
         Accounts payable and accrued expenses .....       39,317        32,273
         Deferred revenue ..........................       (1,808)       15,000
                                                        ---------     ---------
Net cash used by operating activities ..............      (14,283)      (65,219)
                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES                          -0-           -0-

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft .....................................          -0-           604
Net borrowings from shareholder ....................       11,940        60,500
Net repayments on line of credit ...................          (32)          -0-
                                                        ---------     ---------
Net cash provided by financing activities ..........       11,908        61,104
                                                        ---------     ---------

NET DECREASE IN CASH ...............................       (2,375)       (4,115)

CASH, BEGINNING OF PERIOD...........................       11,774         4,115
                                                        ---------     ---------
CASH, END OF PERIOD.................................    $   9,399      $    -0-
                                                        =========     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest .............................    $   1,077     $     577
Cash paid for income taxes .........................    $     -0-     $     -0-


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

RESTATEMENT OF FINANCIAL STATEMENTS

The financial statements for the three months ended August 31, 2005 and 2004 have been restated to correct certain errors in the financial statements and notes thereto. The errors relate to the recording of compensation expense for the Company's president as contributed capital, the reclassification of a non-refundable upfront fee from additional paid in capital to deferred revenue and the expense of its license agreement in June 2004. The following financial statement line items for the three months ended August 31, 2005 and 2004 were affected by the corrections.

STATEMENT OF OPERATIONS
2005
                                                                            EFFECT OF
                                            AS REPORTED     AS ADJUSTED       CHANGE
                                            -----------     -----------    -----------
Revenues ................................   $    99,597     $   101,405    $     1,808
Expenses ................................       116,738         126,388          9,650
Net loss ................................   $   (52,212)    $   (60,054)   $    (7,842)

STATEMENT OF OPERATIONS
2004
                                                                            EFFECT OF
                                            AS REPORTED     AS ADJUSTED       CHANGE
                                            -----------     -----------    -----------
License agreement expense ...............   $       -0-     $    30,000    $    30,000
Expenses ................................       141,355         181,005         39,650
Net loss ................................   $   (76,488)    $  (116,138)        (39650)
Basic and diluted loss per share ........   $     (0.04)*   $     (0.06)   $     (0.02)

BALANCE SHEET
2005
                                                                            EFFECT OF
                                            AS REPORTED     AS ADJUSTED       CHANGE
                                            -----------     -----------    -----------
Total assets ............................   $    87,329     $    61,079    $   (26,250)
Deferred revenue ........................           -0-           8,287          8,287
Total liabilities .......................       650,878         659,165          8,287
Additional paid-in capital ..............       339,314         417,914         78,600
Accumulated deficit .....................      (905,548)     (1,018,685)      (113,137)
Total shareholders' deficit .............   $  (563,549)    $  (598,086)   $   (34,537)

BALANCE SHEET
2004
                                                                            EFFECT OF
                                            AS REPORTED     AS ADJUSTED       CHANGE
                                            -----------     -----------    -----------
Deferred revenue ........................   $       -0-     $    15,000    $    15,000
Total liabilities .......................       491,114         506,114         15,000
Additional paid-in capital ..............       187,079         224,079         37,000
Accumulated deficit .....................      (601,924)       (683,924)       (82,000)
Total shareholders' deficit .............   $  (412,925)    $  (457,925)   $    45,000

STATEMENT OF CASH FLOWS
2005
                                                                            EFFECT OF
                                            AS REPORTED     AS ADJUSTED       CHANGE
                                            -----------     -----------    -----------
Net loss ................................   $   (52,212)    $   (60,054)   $    (7,842)
Contribution of capital .................           -0-          10,400         10,400
Amortization ............................           750             -0-           (750)
Deferred revenue ........................           -0-          (1,808)        (1,808)

STATEMENT OF CASH FLOWS
2004
                                                                            EFFECT OF
                                            AS REPORTED     AS ADJUSTED       CHANGE
                                            -----------     -----------    -----------
Net loss ................................   $   (76,488)    $  (116,138)   $   (39,650)
Contribution of capital .................           -0-          10,400         10,400
Deferred revenue ........................           -0-          15,000         15,000
Net cash used by operating activities ...       (50,219)        (65,219)        15,000
Contribution of capital .................        15,000             -0-        (15,000)
Net cash provided by financing activities        76,104          61,104        (15,000)
*-Corrected per share amount.

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

PREPARATION OF INTERIM CONDENSED FINANCIAL STATEMENTS

These interim condensed financial statements for the periods ended August 31, 2005 and 2004 have been prepared by the Company's management, without audit, in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). In the opinion of management, these interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise noted) necessary to present fairly the Company's financial position, results of operations and cash flows for the fiscal periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in these interim financial statements pursuant to the SEC's rules and regulations, although the Company's management believes that the disclosures are adequate to make the information presented not misleading. The financial position, results of operations and cash flows for the interim periods disclosed herein are not necessarily indicative of future financial results. These interim condensed financial statements should be read in conjunction with the annual financial statements and the notes thereto included in the Company's most recent Annual Report on Form 10-KSB (as amended) for the fiscal year ended May 31, 2005.

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

SELECT FINANCIAL INFORMATION

                                                    For the Three Months Ended
                                                     08/31/05          08/31/04
                                                    ---------         ---------
                                                   (Unaudited)       (Unaudited)
Statement of Operations Data
Total revenue ..............................        $ 101,405         $ 115,228
Operating loss .............................        $ (60,054)        $(116,138)
Net loss per share .........................        $   (0.02)        $   (0.06)

Balance Sheet Data
Total assets ...............................        $  61,079         $  48,189
Total liabilities ..........................        $ 659,165         $ 506,114
Stockholder's deficit ......................        $(598,086)        $(457,925)


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

THREE-MONTH PERIOD ENDED AUGUST 31, 2005 COMPARED TO THREE-MONTH PERIOD ENDED AUGUST 31, 2004

REVENUES

         Our revenues for the three month period ended August 31, 2005 were $101,405. Revenues for the prior three month period ended August 31, 2004, were $115,228. This represents a decrease of $13,823. The decrease was mainly due to the fact that we did not introduce any new training video produced by us into the marketplace during this period.

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

         Total operating expenses decreased from $181,005 in the three month period ended August 31, 2004 to $126,388 during the same period in 2005. This represents a decrease of $54,617. This decrease was primarily due to the streamlining of our processes and decreased use of outside consultants and services.

         Selling and marketing expenses remained relatively constant at $55,104 in 2004 versus $55,687 in 2005. This represents an increase of $583. Our selling and marketing costs are substantially related to the introduction of new videos produced by us. These costs are mainly comprised of the creation of advertising and publicity materials, the making of preview copies of the video to be sent to other distributors, advertising space in trade publications, commissions on sales and consulting fees paid to Howard Young (son of Buddy Young, CEO), of which, $3,000 per month is allocated to selling and marketing duties.

         General and administrative expenses decreased from $81,608 in 2004 to $60,540 in 2005. This represents a decrease of $21,068. This decrease was primarily the result of decreased payroll, employee related expenses and consulting fees paid to professional and administrative personnel. The main components in these general and administrative expenses are salaries for our employees, consulting fees, and professional fees for accounting and legal services, and rent. We anticipate that our general and administrative expenses will remain at this level until we generate additional revenues to support an increase in our infrastructure.

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

         In June 2004 we acquired a license agreement for $30,000. Based on our history of significant operating losses and negative operating cash flows and the volatility of our sales of our video educational and training products, we have expensed the cost of the license agreement.

         Interest expense increased from $5,525 in 2004, to $10,111 in 2005. This represents an increase of $4,856. This increase is primarily due to additional borrowings from our President and principal shareholder.

         Our net loss decreased from $116,138 in 2004 to $60,054 in 2005. This is a decrease of $56,084. The primary cause of this decrease is the overall reduced revenues which resulted in reduced cost of sales as well as the reduced general and administrative expenses along with the license agreement expense of $30,000.

LIQUIDITY AND CAPITAL RESOURCES

         Our working capital deficit increased from $457,925 in 2004 to $598,086 in 2005. This is a direct result of our increase in accounts payable and increase in amounts owed to our President and principal shareholder.

         Our cash flows used by operations decreased from $65,219 in 2004 to $14,283 in 2005. This decrease is the result of our decrease in net loss for the same period in addition to an increase in our accounts receivable during 2004.

         During 2005 and 2004 we did not use any cash for investing activities.

         Our cash flows provided by financing activities decreased from $61,104 in 2004 to $11,908 in 2005. This is the result of a decrease in borrowings from our President and principal shareholder.

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

                                              ADVANCED MEDIA TRAINING, INC.
                                              (Registrant)


Dated: March 22, 2006                         /S/ BUDDY YOUNG
                                              --------------------------------
                                              Buddy Young, President and Chief
                                              Executive Officer