Form 10QSB/A
period 2005-11-30
ADVANCED MEDIA TRAINING INC
filed 2006-03-22
CIK 1250485

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

                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB



PART I   FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----

Item 1.  Financial Statements (Unaudited)                                      3
         Balance Sheet
             November 30, 2005                                                 4
         Statements of Operations
             For the Three- and Six-Month Periods
             Ended November 30, 2005 and 2004                                  5
         Statements of Shareholders' Deficit
             For the Six Months Ended November 30, 2005                        6
         Statements of Cash Flows
             For the Six Months Ended
             November 30, 2005 and 2004                                        7
         Notes to Financial Statements                                         8

Item 2.  Management's Discussion and Analysis or Plan
         of Operation                                                         12


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    17

Item 2.  Changes in Securities and Use of Proceeds                            17

Item 3.  Defaults upon Senior Securities                                      17

Item 4.  Submission of Matters to a Vote of Security Holders                  17

Item 5.  Other Information                                                    17

Item 6.  Exhibits                                                             17

Signatures                                                                    18

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                (Financial Statements Commence on Following Page)

ADVANCED MEDIA TRAINING, INC.


BALANCE SHEET (Unaudited)(As Restated)
--------------------------------------------------------------------------------

                                                                    November 30,
                                                                        2005
                                                                    -----------
ASSETS

CASH .......................................................        $     9,697

ACCOUNTS RECEIVABLE, Net of allowance
  for doubtful accounts of $10,691 .........................             38,336

PROPERTY AND EQUIPMENT, Net of accumulated
  depreciation of $10,896 ..................................                813

PREPAID EXPENSES AND OTHER ASSETS ..........................              2,571
                                                                    -----------

TOTAL ASSETS ...............................................        $    51,417
                                                                    ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES:
Line of credit .............................................        $    37,064
Accounts payable and accrued expenses ......................            128,505
Deferred revenue ...........................................              7,205
Note payable to shareholder ................................            476,315
Accrued interest due to shareholder ........................             53,277
                                                                    -----------
Total liabilities ..........................................            702,366
                                                                    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, par value - $.001;
    25,000,000 shares authorized; 2,685,000
    shares issued and outstanding ..........................              2,685
Additional paid-in capital .................................            428,314
Accumulated deficit ........................................         (1,081,948)
                                                                    -----------
Total shareholders' deficit ................................           (650,949)
                                                                    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT ................        $    51,417
                                                                    ===========


See accompanying notes to financial statements.

ADVANCED MEDIA TRAINING, INC.


STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED
NOVEMBER 30, 2005 AND 2004 (Unaudited) (As Restated)
--------------------------------------------------------------------------------

                                    THREE MONTHS               SIX MONTHS
                               ----------------------    ----------------------
                                  2005         2004         2005         2004
                               ---------    ---------    ---------    ---------

REVENUES ...................   $  98,109    $ 100,394    $ 199,514    $ 215,622

COST OF REVENUES ...........      30,079       94,519       65,150      144,880
                               ---------    ---------    ---------    ---------

GROSS PROFIT ...............      68,030        5,875      134,364       70,742
                               ---------    ---------    ---------    ---------

EXPENSES:
Selling and marketing ......      40,534       93,930       96,221      139,031
General and administrative .      81,035      109,836      141,575      201,447
Research and development ...           0        2,100           50       10,868
License agreement expense ..           0            0            0       30,000
Interest expense ...........       9,724        7,050       19,835       12,575
                               ---------    ---------    ---------    ---------
Total expenses .............     131,293      212,916      257,681      393,921
                               ---------    ---------    ---------    ---------

LOSS BEFORE INCOME TAXES ...     (63,263)    (207,041)    (123,317)    (323,179)

INCOME TAXES ...............         -0-          -0-          -0-          -0-
                               ---------    ---------    ---------    ---------

NET LOSS ...................   $ (63,263)   $(207,041)   $(123,317)   $(323,179)
                               =========    =========    =========    =========

BASIC AND DILUTED LOSS
   PER SHARE ...............   $   (0.02)   $   (0.09)   $   (0.05)   $   (0.15)
                               =========    =========    =========    =========

WEIGHTED AVERAGE SHARES
   OUTSTANDING .............   2,685,000    2,329,396    2,685,000    2,124,698
                               =========    =========    =========    =========


See accompanying notes to financial statements.

ADVANCED MEDIA TRAINING, INC.

STATEMENTS OF SHAREHOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2005 (Unaudited) (As Restated)
----------------------------------------------------------------------------------------

                                  COMMON STOCK       ADDITIONAL
                             --------------------     PAID-IN    SHAREHOLDER
                               SHARES     AMOUNT      CAPITAL     (DEFICIT)      TOTAL
                             ---------   ---------   ---------    ---------    ---------
BALANCE, MAY 31, 2005 ....   2,685,000   $   2,685   $ 407,514    $(958,631)   $(548,432)

CONTRIBUTED CAPITAL.......        --          --        20,800           --       20,800

NET LOSS .................        --          --          --       (123,317)    (123,317)
                             ---------   ---------   ---------    ---------    ---------

BALANCE, NOVEMBER 30, 2005   2,685,000   $   2,685   $ 428,314  $(1,081,948)   $(650,949)
                             =========   =========   =========    =========    =========


See accompanying notes to financial statements.

ADVANCED MEDIA TRAINING, INC.

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2005 AND 2004 (Unaudited) (As Restated)
--------------------------------------------------------------------------------
                                                           2005          2004
                                                        ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...........................................    $(123,317)    $(323,179)
Adjustments to reconcile net loss
     to net cash used by operating activities:
     Common stock issued for services...............          -0-        82,000
     Contribution of capital for services..........        20,800        20,800
     Provision for bad debt.........................          -0-         2,170
     Depreciation ..................................        1,320         1,260
     Changes in operating assets and liabilities:
         Accounts receivable .......................        6,795        (7,248)
         Other assets ..............................         (293)           (1)
         Accounts payable and accrued expenses .....       65,600        46,975
         Deferred revenue ..........................       (2,890)       14,030
                                                        ---------     ---------
Net cash used by operating activities ..............      (31,985)     (163,193)
                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES                          -0-           -0-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings from shareholder ....................       29,940       138,000
Net borrowings on line of credit ...................          -0-           200
Net repayments on line of credit ...................          (32)          -0-
Common stock issued for cash .......................          -0-        35,000
                                                        ---------     ---------
Net cash provided by financing activities ..........       29,908       173,200
                                                        ---------     ---------

NET (DECREASE) INCREASE IN CASH ....................       (2,077)       10,007

CASH, BEGINNING OF PERIOD...........................       11,774         4,115
                                                        ---------     ---------
CASH, END OF PERIOD.................................    $   9,697      $ 14,122
                                                        =========     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest .............................    $   2,208     $   1,242
Cash paid for income taxes .........................    $     -0-     $     -0-


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

RESTATEMENT OF FINANCIAL STATEMENTS

The financial statements for the six months ended November 30, 2005 and 2004 have been restated to correct certain errors in the financial statements and notes thereto. The errors relate to the recording of compensation expense for the Company's president as contributed capital, the reclassification of a non-refundable upfront fee from additional paid in capital to deferred revenue and the expense of its license agreement acquired in June 2004. The following financial statement line items for the six months ended November 30, 2005 and 2004 were affected by the corrections.

STATEMENT OF OPERATIONS
2005
                                                                            EFFECT OF
                                            AS REPORTED     AS ADJUSTED       CHANGE
                                            -----------     -----------    -----------
Revenues ................................   $   196,624    $   199,514    $     2,890
Expenses ................................   $   238,381    $   257,681    $    19,300
Net loss ................................   $  (106,907)   $  (123,317)   $   (16,410)
Basic and diluted loss per share ........   $     (0.04)   $     (0.05)   $     (0.01)

STATEMENT OF OPERATIONS
2004
                                                                            EFFECT OF
                                            AS REPORTED     AS ADJUSTED       CHANGE
                                            -----------     -----------    -----------
Revenue .................................   $   214,652    $   215,622    $       970
Gross profit ............................        69,772         70,742            970
License agreement expense ...............           -0-         30,000         30,000
Expenses ................................       344,621        393,921         49,300
Net loss ................................   $  (274,849)   $  (323,179)   $   (48,330)
Basic and diluted loss per share ........   $     (0.13)   $     (0.15)   $     (0.02)

BALANCE SHEET
2005
                                                                            EFFECT OF
                                            AS REPORTED     AS ADJUSTED       CHANGE
                                            -----------     -----------    -----------
Total assets ............................   $    76,917    $    51,417    $   (25,500)
Deferred revenue ........................           -0-          7,205          7,205
Total liabilities .......................       695,161        702,366          7,205
Additional paid-in capital ..............       339,314        428,314         89,000
Accumulated deficit .....................      (960,243)    (1,081,948)      (121,705)
Total shareholders' deficit .............   $  (618,244)   $  (650,949)   $   (32,705)

BALANCE SHEET
2004
                                                                            EFFECT OF
                                            AS REPORTED     AS ADJUSTED       CHANGE
                                            -----------     -----------    -----------
Deferred revenue ........................   $       -0-    $    14,030    $    14,030
Total liabilities .......................       550,910        564,940         14,030
Additional paid-in capital ..............       335,334        382,734         47,400
Accumulated deficit .....................      (800,285)      (891,715)       (91,430)
Total shareholders' deficit .............   $  (462,286)   $  (506,316)   $    44,030

STATEMENT OF CASH FLOWS
2005
                                                                            EFFECT OF
                                            AS REPORTED     AS ADJUSTED       CHANGE
                                            -----------     -----------    -----------
Net loss ................................   $  (106,907)   $  (123,317)   $   (16,410)
Contribution of capital .................           -0-         20,800         20,800
Amortization ............................         1,500            -0-         (1,500)
Deferred revenue ........................           -0-         (2,890)        (2,890)

STATEMENT OF CASH FLOWS
2004
                                                                            EFFECT OF
                                            AS REPORTED     AS ADJUSTED       CHANGE
                                            -----------     -----------    -----------
Net loss ................................   $  (274,849)   $  (323,179)   $   (48,330)
Contribution of capital .................           -0-         20,800         20,800
Deferred revenue ........................           -0-         14,030         14,030
Net cash used by operating activities ...      (148,193)      (163,193)       (15,000)
Purchase of license agreement ...........       (30,000)           -0-         30,000)
Net cash used by investing activities ...       (30,000)           -0-         30,000
Contribution of capital .................        15,000            -0-        (15,000)
Net cash provided by financing activities       188,200        173,200        (15,000)

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

SELECT FINANCIAL INFORMATION

                                                     For the Three Months Ended
                                                     11/30/05          11/30/04
                                                    ---------         ---------
                                                   (Unaudited)       (Unaudited)
Statement of Operations Data
Total revenue ..............................        $  98,109         $ 100,394
Operating loss .............................        $ (63,263)        $(207,041)
Net loss after taxes .......................        $ (63,263)        $(207,041)
Net loss per share .........................        $   (0.02)        $   (0.09)

Balance Sheet Data
Total assets ...............................        $  51,417         $  58,624
Total liabilities ..........................        $ 702,366         $ 564,940
Stockholder's deficit ......................        $(650,949)        $(506,316)

THREE-MONTH PERIOD ENDED NOVEMBER 30, 2005 COMPARED TO THREE-MONTH PERIOD ENDED NOVEMBER 30, 2004

GENERAL

         Our revenues for the three month period ended November 30, 2005 were $98,109. Revenues for the prior three month period ended November 30, 2004, were

$100,394. This represents a decrease of $2,285. This slight decrease was mainly due to the introduction of fewer new videos in 2005.

         Net product sales made up nearly 100% of the total revenue in both three month periods. Sales of videos produced by other companies accounted for approximately 70% of sales in both fiscal 2005 and 2004.

COSTS AND EXPENSES

         From 2004 to 2005, the cost of goods sold for the three month period ended November 30, decreased from $94,519 to $30,079. This represents a decrease of $64,440. The cost of goods sold as a percent of sales decreased by 64% (95% in 2004 to 31% in 2005). This is primarily due to a decrease in production costs $(0 in 2005 and $60,700 in 2004) incurred on several new videos which have not produced any significant revenues to date.

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

         General and administrative expenses decreased from $109,836 in 2004 to $81,035 in 2005. This represents a decrease of $28,801. This decrease was mainly the result of the fact that in order to retain our employees and consultants in 2004, we issued shares of our common stock valued at $41,000 to employees and consultants for general and administrative services in lieu of cash bonuses. This was not repeated in 2005.

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

         The net loss decreased from $207,041 in 2004 to $63,263 in 2005. The cause of this decrease is mainly the result of the fact that we issued shares of our common stock valued at $82,000 to employees and consultants for services rendered in 2004, and the decrease of $64,440 in the expenditures for the production of new videos.

SELECT FINANCIAL INFORMATION

                                                      For the Six Months Ended
                                                     11/30/05          11/30/04
                                                    ---------         ---------
                                                   (Unaudited)       (Unaudited)
Statement of Operations Data
Total revenue ..............................        $ 199,514         $ 215,622
Operating loss .............................        $(123,317)        $(323,179)
Net loss after taxes .......................        $(123,317)        $(323,179)
Net loss per share .........................        $   (0.05)        $   (0.15)

SIX MONTH PERIOD FISCAL 2005 COMPARED TO SIX MONTH PERIOD FISCAL 2004

GENERAL

         Our revenues for the six month period ended November 30, 2005 were $199,514. Revenues for the prior six month period ended November 30, 2004, were $215,622. This represents a decrease of $16,108. This decrease was mainly due to general market conditions and fewer new videos that were produced by us being introduced into the marketplace.

         Net product sales made up nearly 100% of the total revenue in both six month periods. Sales of videos produced by other companies accounted for approximately 70% of sales in both fiscal 2005 and 2004.

COSTS AND EXPENSES

         Total expenses decreased from $393,921 in the six month period ended November 30, 2004 to $257,681 during the same period in 2005. This represents a decrease of $136,240. This decrease was due primarily to less marketing expenditures incurred for the launching of new videos, a reduction in payroll expenses for administrative personnel, and the fact that during this period in 2004, we issued shares of our common stock valued at $82,000 to employees and consultants for services rendered. Our fixed overhead, consisting primarily of rent, was approximately $13,000 in 2004 and $12,000 in 2005. We expect that gross profits, as a percentage of sales, should increase and that, as sales increase, the cost of goods sold will increase proportionately.

         From 2004 to 2005, the cost of goods sold during the six month period ended November 30, decreased from $144,880 to $65,150. This represents a decrease of $79,730. The cost of goods sold as a percent of sales decreased by approximately 34% (67% in 2004 to 33% in 2005).The primary reason for this decrease is that during this period in 2004, we incurred costs $(68,700) for the production of several new videos.

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

         General and administrative expenses decreased from $201,447 in 2004 to $141,575 in 2005. This represents a decrease of $59,872. This decrease was mainly the result of the fact that in order to retain our employees and consultants in 2004, we issued shares of our common stock valued at $41,000 to employees and consultants for general and administrative services in lieu of cash bonuses. This was not repeated in 2005. And there was no expense for recruitment related to the hiring of new sales representative during this period.

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

         The net loss decreased from $323,179 in 2004 to $123,317 in 2005. The cause of this decrease was mainly the result of the fact that we issued shares of our common stock valued at $82,000 to employees and consultants for services rendered during this six month period in 2004, and less costs incurred for the production of new videos along with the license agreement expense of $30,000.

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

LIQUIDITY AND CAPITAL RESOURCES

         Our working capital deficit increased from $506,316 in 2004 to $650,949 in 2005. This is a direct result of our increase in accounts payable and increase in amounts owed to our President and principal shareholder.

         Our cash flows used by operations decreased from $163,193 in 2004 to $31,985 in 2005. This decrease is primarily the result of $68,700 in production costs incurred in 2004 which were expensed as incurred with no significant corresponding revenues realized on such videos.

         During 2005 and 2004 we did not use any cash for investing activities.

         Our cash flows provided by financing activities decreased from $173,200 in 2004 to $29,908 in 2005. This is the result of a decrease in borrowings from our President and principal shareholder. We also received $35,000 from the sale of stock in 2004 that was not repeated in 2005.

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

                                       ADVANCED MEDIA TRAINING, INC.
                                       (Registrant)


Dated: March 22, 2006                  /S/ BUDDY YOUNG
                                       ------------------------------------
                                           Buddy Young, President and Chief
                                           Executive Officer