Form 10QSB
period 2006-02-28
ADVANCED MEDIA TRAINING INC
filed 2006-04-17
CIK 1250485

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended February 28, 2006


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

         The Registrant has 17,310,000 shares of Common stock, par value $.001 per share issued and outstanding as of February 28, 2006. Based on the closing bid price of the issuer's common stock on February 28, 2006 the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was approximately $6,136,000.

         Traditional Small Business Disclosure Format (check one)

                               Yes [_]    No [X]

                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB



PART I   FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----

Item 1.      Financial Statements......................................        3
             Balance Sheet
                 February 28, 2006.....................................        4
             Statements of Operations
                 For the Three- and Nine-Month Periods
                 Ended February 28, 2006 and February 28, 2005.........        5
             Statements of Shareholders' Deficit
                 For The Nine Months Ended
                 February 28, 2006 (Unaudited).........................        6
             Statements of Cash Flows
                 For the Nine Months Ended
                 February 28, 2006 and February 28, 2005...............        7
             Notes to Financial Statements.............................        8

Item 2.      Management's Discussion and Analysis or Plan
             of Operation..............................................       13

Item 3.      Controls and Procedures...................................       19

PART II      OTHER INFORMATION

Item 1.      Legal Proceedings.........................................       20

Item 2.      Changes in Securities and Use of Proceeds.................       20

Item 3.      Defaults upon Senior Securities...........................       20

Item 4.      Submission of Matters to a Vote of Security Holders.......       20

Item 5.      Other Information.........................................       20

Item 6.      Exhibits..................................................       20

Signatures.............................................................       21

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                (Financial Statements Commence on Following Page)

ADVANCED MEDIA TRAINING, INC.

BALANCE SHEET (Unaudited)
--------------------------------------------------------------------------------

                                                                    February 28,
                                                                        2006
                                                                      ---------
ASSETS

CASH ........................................................       $   500,771

ACCOUNTS RECEIVABLE, Net of allowance
  for doubtful accounts of $15,691 ..........................            48,444

PROPERTY AND EQUIPMENT, Net of accumulated
  depreciation of $11,557 ...................................               152

PREPAID EXPENSES AND OTHER ASSETS ...........................             2,283
                                                                    -----------

TOTAL ASSETS ................................................       $   551,650
                                                                    ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES:
Bank overdraft ..............................................       $     2,597
Line of credit ..............................................            38,364
Accounts payable and accrued expenses .......................           121,612
Deferred revenue ............................................             6,365
Note payable to shareholder .................................           512,629
Accrued interest due to shareholder .........................            64,143
Convertible note payable, net of debt discount ..............            87,394
                                                                    -----------
Total liabilities ...........................................           833,104
                                                                    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, par value - $.001;
    200,000,000 shares authorized; 17,310,000
    shares issued and outstanding ...........................            17,310
Additional paid-in capital ..................................           896,695
Accumulated deficit .........................................        (1,135,459)
Deferred acquisition costs ..................................           (60,000)
                                                                    -----------
Total shareholders' deficit .................................          (281,454)
                                                                    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT .................       $   551,650
                                                                    ===========


See accompanying notes to financial statements.

ADVANCED MEDIA TRAINING, INC.

STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED
FEBRUARY 28, 2006 AND 2005 (Unaudited) (As Restated)
-------------------------------------------------------------------------------------------
                                       THREE MONTHS                   NINE MONTHS
                               ----------------------------    ----------------------------
                                   2006            2005            2006            2005
                               ------------    ------------    ------------    ------------
REVENUES ...................   $     94,287    $    122,141    $    293,801    $    337,763

COST OF REVENUES ...........         25,594          41,234          90,744         186,114
                               ------------    ------------    ------------    ------------

GROSS PROFIT ...............         68,693          80,907         203,057         151,649
                               ------------    ------------    ------------    ------------

EXPENSES:
Selling and marketing ......         42,567          58,127         138,788         197,158
General and administrative .         67,488          61,550         208,263         262,997
Research and development ...              0           2,450              50          13,318
License agreement expense ..              0               0               0          30,000
Interest expense ...........         12,149           8,360          31,984          20,935
                               ------------    ------------    ------------    ------------
Total expenses .............        122,204         130,487         379,085         524,408
                               ------------    ------------    ------------    ------------

LOSS BEFORE INCOME TAXES ...        (53,511)        (49,580)       (176,028)       (372,759)

INCOME TAXES ...............            -0-             800             800             800
                               ------------    ------------    ------------    ------------

NET LOSS ...................   $    (53,511)   $    (50,380)   $   (176,828)   $   (373,559)
                               ============    ============    ============    ============

BASIC AND DILUTED LOSS
   PER SHARE ...............   $      (0.00)   $      (0.00)   $      (0.01)   $      (0.03)
                               ============    ============    ============    ============

WEIGHTED AVERAGE SHARES
   OUTSTANDING .............     16,656,667      16,057,667      16,290,220      13,871,319
                               ============    ============    ============    ============

See accompanying notes to financial statements.

ADVANCED MEDIA TRAINING, INC.

STATEMENTS OF SHAREHOLDERS' DEFICIT
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2006 (Unaudited)
------------------------------------------------------------------------------------------------------------------
                                     COMMON STOCK          ADDITIONAL                     DEFERRED
                              -------------------------     PAID-IN      SHAREHOLDER    ACQUISITION
                                 SHARES       AMOUNT        CAPITAL       (DEFICIT)        COSTS          TOTAL
                              -----------   -----------   -----------    -----------    -----------    -----------
BALANCE, MAY 31, 2005 .....     2,685,000   $     2,685   $   407,514    $  (958,631)   $      --      $  (548,432)

6:1 FORWARD STOCK SPLIT ...    13,425,000        13,425       (13,425)          --             --             --

COMMON STOCK ISSUED FOR
 DEFERRED ACQUISITION COSTS     1,200,000         1,200        58,800           --          (60,000)          --

CONTRIBUTED CAPITAL .......          --            --          31,200           --             --           31,200

DEBT DISCOUNT .............          --            --         412,606           --             --          412,606

NET LOSS ..................          --            --            --         (176,828)          --         (176,828)
                              -----------   -----------   -----------    -----------    -----------    -----------

BALANCE, FEBRUARY 28, 2006     17,310,000   $    17,310   $   896,695    $(1,135,459)   $   (60,000)   $  (281,454)
                              ===========   ===========   ===========    ===========    ===========    ===========

See accompanying notes to financial statements.

ADVANCED MEDIA TRAINING, INC.

STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2006 AND 2005 (Unaudited) (As Restated)
--------------------------------------------------------------------------------
                                                           2006          2005
                                                        ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...........................................    $(176,828)    $(373,559)
Adjustments to reconcile net loss
     to net cash used by operating activities:
     Common stock issued for services...............          -0-        82,000
     Contribution of capital for services..........        31,200        31,200
     Provision for bad debt.........................        5,000         2,170
     Depreciation ..................................        1,981         1,921
     Changes in operating assets and liabilities:
         Accounts receivable .......................       (8,313)       (6,612)
         Other assets ..............................           (5)         (543)
         Accounts payable and accrued expenses .....       75,389        44,719
         Deferred revenue ..........................       (3,730)       12,880
                                                        ---------     ---------
Net cash used by operating activities ..............      (75,306)     (205,824)
                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES                          -0-           -0-

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft .....................................        2,597           -0-
Net borrowings from shareholder ....................       60,438       173,000
Net borrowings on line of credit ...................        1,300           232
Net repayments on line of credit ...................          (32)          -0-
Proceeds from issuance of convertible note..........      500,000           -0-
Common stock issued for cash .......................          -0-        39,000
                                                        ---------     ---------
Net cash provided by financing activities ..........      564,303       212,232
                                                        ---------     ---------

NET INCREASE IN CASH ...............................      488,997         6,408

CASH, BEGINNING OF PERIOD...........................       11,774         4,115
                                                        ---------     ---------
CASH, END OF PERIOD.................................    $ 500,771      $ 10,523
                                                        =========     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest .............................    $   3,491     $   1,968
Cash paid for income taxes .........................    $     800     $     -0-

Non-Cash Financing Activity:
Issuance of 1.2 million shares for deferred
   acquisition costs ...............................    $  60,000


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

RESTATEMENT OF FINANCIAL STATEMENTS

The financial statements for the nine months ended February 28, 2005 have been restated to correct certain errors in the financial statements and notes thereto. The errors relate to the recording of compensation expense for the
Company's president as contributed capital, the reclassification of a non-refundable upfront fee from additional paid in capital to deferred revenue and the expense of its license agreement acquired in June 2004. The following financial statement line items for the nine months ended February 28, 2005 were affected by the corrections.

Statement of Operations
                                              AS           AS         EFFECT OF
                                           REPORTED     ADJUSTED       CHANGE
                                          ---------     ---------     ---------
Revenues .............................    $ 335,643     $ 337,763     $   2,120
Expenses .............................      465,458       524,408        58,950
Net loss .............................     (316,729)     (373,559)      (56,830)
Basic and diluted loss per share* ....    $   (0.02)    $   (0.03)    $   (0.01)
  *restated for 6:1 forward stock split

Balance Sheet
                                              AS           AS         EFFECT OF
                                           REPORTED     ADJUSTED       CHANGE
                                          ---------     ---------     ---------
Total assets ....................       $  83,520      $  55,770      $ (27,750)
Deferred revenue ................             -0-         12,880         12,880
Total liabilities ...............         583,686        596,566         12,880
Additional paid-in capital ......         339,314        397,114         57,800
Accumulated deficit .............        (842,165)      (912,845)       (70,680)
Total shareholders' deficit .....       $(500,166)     $(513,046)     $ (12,880)

Statement of Cash Flows
                                              AS           AS         EFFECT OF
                                           REPORTED     ADJUSTED       CHANGE
                                          ---------     ---------     ---------

Net loss ........................       $(316,729)     $(373,559)     $ (56,830)
Contribution of capital .........             -0-         31,200         31,200
Amortization ....................           2,250            -0-         (2,250)
Deferred revenue ................             -0-         12,880         12,880
Purchase of license agreement ...         (30,000)           -0-        (30,000)
Contribution of capital .........          15,000            -0-        (15,000)

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

PREPARATION OF INTERIM CONDENSED FINANCIAL STATEMENTS

These interim condensed financial statements for the periods ended February 28, 2006 and 2005 have been prepared by the Company's management, without audit, in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). In the opinion of management, these interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise noted) necessary to present fairly the Company's financial position, results of operations and cash flows for the fiscal periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in these interim financial statements pursuant to the SEC's rules and regulations, although the Company's management believes that the disclosures are adequate to make the information presented not misleading. The financial position, results of operations and cash flows for the interim periods disclosed herein are not necessarily indicative of future financial results. These interim condensed financial statements should be read in conjunction with the annual financial statements and the notes thereto included in the Company's most recent Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2005.

SIGNIFICANT CUSTOMERS

The Company has two customers that exceeded 10% of gross accounts receivable, (17%, and 10%), at February 28, 2006. No customer exceeded 10% of sales in 2006 or 2005.

PRODUCTION COSTS

The Company periodically incurs costs to produce new management training videos and enhance current videos. Historically, the Company has been unable to accurately forecast revenues to be earned on these videos and has, accordingly, expensed such costs as incurred. The Company expensed $-0- and $75,862 in the nine months ended February 28, 2006 and 2005, respectively.

NET LOSS PER SHARE

Basic and diluted net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding during the applicable fiscal periods. At February 28, 2006 the Company has a convertible note payable outstanding which can be converted into a maximum of 833,000 common shares. At February 28, 2005 the Company had no common stock equivalents outstanding. Such common stock equivalents are considered anti-dilutive for periods of net losses.

UNCLASSIFIED BALANCE SHEET

In accordance with the provisions of AICPA Statement of Position 00-2, "ACCOUNTING BY PRODUCERS OR DISTRIBUTORS OF FILMS," the Company has elected to present an unclassified balance sheet.

RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

There are no accounting standards with pending adoptions that have any applicability to the Company.

3.       LINE OF CREDIT

The Company has a revolving line of credit with a bank which permits borrowings up to $40,000. The line is guaranteed by the Company's President. Interest is payable monthly at the bank's prime rate of interest plus 2.22%. The interest rate on the line of credit was 9.72% on February 28, 2006.

4.       NOTE PAYABLE TO SHAREHOLDER

The Company has an agreement with its President and majority shareholder to borrow up to $600,000 with interest at 8.0%. Repayment shall be made when funds are available and the balance of principal and accrued interest is due December 31, 2006.

5.       CONVERTIBLE NOTE PAYABLE

The Company issued a zero percent convertible debenture to Societe Bancaire Privee, S.A., ("Societe"), and received $500,000 on February 28, 2006. The convertible debenture calls for the principal sum to be paid on or before March 31, 2009 without interest. At any time prior to the maturity date and after March 31, 2006, Societe shall have the right and option to convert the principal balance of $500,000 into 833,000 shares of the Company's common stock, in whole or part.

The Company has valued the convertible note payable (imputing an interest rate of 20%) and the related beneficial conversion option to convert the principal balance into shares using the "Relative Fair Value" approach. Accordingly, the Company recognized a $412,606 debt discount on the $500,000 principal value of the convertible note payable and is amortizing the debt discount over the life of the note, 38 months.

6.       STOCKHOLDERS' DEFICIT

STOCK SPLIT

During January 2006, the Board of Directors adopted a resolution to effect a six
(6) for one (1) forward split of the Company's issued and outstanding common stock to shareholders of record on February 3, 2006. The accompanying financial statements retroactively include this forward stock split.

COMMON STOCK ISSUED FOR FUTURE SERVICES

During January 2006, the Board of Directors issued 1,200,000 shares of the Company's common stock to two consultants for services relating to the Letter of Intent (See Note 12). The shares have an aggregate fair market value of $60,000 on the date of issuance and have been recorded as deferred acquisition costs until such time the transaction is closed or abandoned.

7.       INCOME TAXES

The Company has net operating loss carryforwards totaling approximately $700,000 at May 31, 2005 for Federal income tax purposes available to offset future taxable income through 2025. Deferred tax assets consist substantially of the net operating loss carryforward. The Company has made a 100% valuation allowance against the deferred tax asset.

8.       STOCK COMPENSATION PLAN

On January 9, 2006, the Company created the 2006 Employees-Consultants Stock Compensation Plan of Advanced Media Training, Inc., ("the Plan"), to offer directors, officers and selected key employees, advisors and consultants an opportunity to acquire a proprietary interest in the success of the Company to receive compensation, or to increase such interest, by purchasing shares of the Company's common stock. The Plan provides for both the direct award or sale of shares and for the grant of options to purchase shares. Options granted under the Plan may include non-statutory options, as well as ISO's intended to qualify under section 422 of the IRS code. On January 18, 2006, the Company awarded 1,200,000 shares of common stock to two consultants under the Plan (see note 6). As of February 28, 2006, no options have been granted under the Plan.

9.       COMMITMENTS AND CONTINGENCIES

The Company has  agreements  with companies to pay a royalty on sales of certain
videos.   The  royalty  is  based  on  a  specified   formula,   which  averages
approximately 35% of gross sales.

The Company leases its operating facility for $2,295 per month in Encino, California under an operating lease which expires August 31, 2007. Rent expense was approximately $18,140 and $19,300 for the nine months ended February 28, 2006 and 2005, respectively.

10.      LEGAL

The Company is, from time to time, subject to legal and other matters in the normal course of its business. While the results of such matters cannot be predicted with certainty, management does not believe that the final outcome of any pending matters will have a material effect on the financial position and results of operations of the Company.

11.      RELATED PARTY TRANSACTIONS

The Company has a consulting agreement with Howard Young, the son of Buddy Young (the Company's Chief Executive Officer) which provides a monthly fee of $6,000 for administrative and sales consultation. The fee is allocated equally between General and Administrative and Selling and Marketing expense in the Statement of Operations for the periods ended February 28, 2006 and 2005.

12.      INVESTMENT IN DEMATCO

On March 20, 2006, the Company entered into a transaction with Dematco Limited, a United Kingdom based company ("Dematco"). Per the agreement, the Company issued 6,464,000 shares of its common stock, restricted as to transfer, for the 8,080,000 shares of Dematco, representing 8.0% of Dematco's outstanding common stock. In addition, the Company received an option to purchase all of the remaining issued and outstanding equity of Dematco. The option is exercisable up to and including February 28, 2007, the one year anniversary of the effective date of the transaction.

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

RESULTS OF OPERATIONS

GENERAL

         Advanced Media Training's core business is the development, production and distribution of management and general workforce training videos for use by businesses throughout the world. In addition to distributing videos produced by us, we market and distribute training videos financed and produced by other producers, which currently account for approximately 70% of our revenues.

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

SELECT FINANCIAL INFORMATION

                                          For the Three Months Ended
                                           02/28/06       02/28/05
                                          (Unaudited)    (Unaudited)
                                          -----------    -----------
Statement of Operations Data
Revenue ............................      $  94,287       $ 122,141
Cost of revenues ...................      $  25,594       $  41,234
Gross profit .......................      $  68,693       $  80,907
Total expenses .....................      $ 122,204       $ 130,487
Net loss after taxes ...............      $ (53,511)      $ (50,380)
Net loss per share .................      $   (0.00)      $   (0.00)

Balance Sheet Data
Total assets .......................      $ 551,650       $  55,770
Total liabilities ..................      $ 833,104       $ 596,566
Stockholder's deficit ..............      $(281,454)      $(513,046)


THREE-MONTH PERIOD ENDED FEBRUARY 28, 2006 COMPARED TO THREE-MONTH PERIOD ENDED FEBRUARY 28, 2005

REVENUES

         Our revenues for the three month period ended February 28, 2006 were $94,287. Revenues for the prior three month period ended February 28, 2005, were $122,141. This represents a decrease of $27,854. This decrease during this period was mainly due to the lack of any new videos produced by us being launched into the marketplace, and the temporary illness of one of our key sales people.

         Product sales made up nearly 100% of the total revenue in both three month periods. Rental of videos were less than 1% of our sales in both periods. We expect the rentals of videos to continue to represent approximately the same percentage of revenues for the foreseeable future. Sales of videos produced by other companies accounted for approximately 70% of sales in both fiscal 2006 and 2005. As a result of our limited financial resources which prevent us from financing and producing many new videos, we expect that the sale of videos produced by others will continue to represent approximately 70% of revenues.

COST OF REVENUES

         The cost of revenues during the three month period ended February 28, 2006, was $25,594. This represents a decrease of $15,640 from the $41,234 experienced during the same period of 2005. The cost of revenues as a percent of sales decreased by approximately 7% (27% in 2006 vs. 34% in 2005). This decrease is primarily due to more production costs being incurred and expensed in 2005 ($-0- 2006 vs. $7,153-2005).

         During most periods approximately 70% of our revenue is generated from the sale of training videos produced by companies with which we have distribution contracts. The terms of these distribution contracts vary with regard to percentage of discount we receive. These discounts range from a low of 35% to a high of 50% of gross receipts. As we cannot predict which companies will produce better selling videos in any one period, we cannot predict future product mix. However, although there may be some variances, we anticipate that the cost of revenues (excluding production costs expensed) as a percentage of revenues will generally be approximately within the 30 to 40 percent range.

EXPENSES

         Selling  and  marketing  expenses  decreased  to  $42,567  in 2006 from
$58,127 in 2005. This represents a decrease of $15,560. This decrease during this period of approximately 27% in selling and marketing expense resulted from the decrease in sales commissions from $26,727 in 2005 to $17,806 in 2006. Our commissions fluctuate significantly due to the composition of sales by outside representatives (subject to commissions) versus in-house sales (non-commissioned).

         Additionally, our selling and marketing costs are influenced by the introduction of new videos produced by us. These costs are mainly comprised of the creation of advertising and publicity materials, the making of preview copies of the video to be sent to other distributors, and for advertising space in trade publications.

         General and administrative expenses increased to $67,488 in 2006 from $61,550 in 2005. This represents an increase of $5,938. The increase is primarily due to an increase in our provision for doubtful accounts for customers who have delayed payment over 90 days as of February 28, 2006. The main components in these general and administrative expenses are salaries for our employees, consulting fees, and professional fees for accounting and legal services, and rent.

         Research and development expenses decreased to $0 in 2006 from $2,450 in 2005. Our research and development costs are comprised mainly of fees paid to writers for the initial preparation of an outline for a new training video. Based on our analysis of the outline's sales potential, we will make a decision as to whether or not to move forward with the production. There were no such costs during this period. We anticipate that such costs will not be significant as we continue to evaluate and develop new training videos.

         Interest expense increased to $12,149 in 2006 from $8,360 in 2005. This represents an increase of $3,789. This increase is due to additional borrowing from our president.

NET LOSS

         As a result of the foregoing, our net loss increased to $53,511 in 2006 from $50,380 in 2005. This is an increase of $3,131.

SELECT FINANCIAL INFORMATION

                                                     For the Nine Months Ended
                                                     2/28/06           2/28/05
                                                   (Unaudited)       (Unaudited)
                                                   -----------       -----------
Statement of Operations Data
Revenue ....................................        $ 293,801         $ 337,763
Cost of revenues ...........................        $  90,744         $ 186,114
Gross profit ...............................        $ 203,057         $ 151,649
Total Expenses .............................        $ 379,085         $ 524,408
Net loss after taxes .......................        $(176,828)        $(373,559)
Net loss per share .........................        $   (0.01)        $   (0.03)


NINE MONTH PERIOD ENDED FEBRUARY 28, 2006 COMPARED TO NINE MONTH PERIOD ENDED FEBRUARY 28, 2005

REVENUES

         Our revenues for the nine month period ended February 28, 2006 were $293,801. Revenues for the prior nine month period ended February 28, 2005, were $337,763. This represents a decrease of $43,962, primarily due to the poor performance of two new videos produced by us that were launched into the marketplace during this period, and the temporary illness of one of our key sales people.

         Net product sales made up nearly 100% of the total revenue in both nine month periods. Rental of videos were less than 1% of our sales in both periods. We expect the rentals of videos to continue to represent approximately the same percentage of revenues for the foreseeable future. Sales of videos produced by other companies accounted for approximately 70% of sales in both fiscal 2006 and 2005.

COST OF REVENUES

         The cost of revenues during the nine month period ended February 28, 2006, decreased to $90,744 from the $186,114 experienced in 2005. This represents a decrease of $95,370. The cost of revenues as a percent of sales decreased by approximately 23 percentage points (32% in 2006 to 55% in 2005). This decrease is primarily due to a decrease in production costs incurred in the first nine months of 2006 versus 2005($-0- 2006 vs. $75,862-2005). However, although there may be occasional variances, we anticipate that the cost of goods sold (excluding production costs expensed) as a percentage of revenues will continue to generally be approximately within the 30 to 40 percent range.

EXPENSES

         Selling and marketing expenses decreased to $138,788 in 2006 from $197,158 in 2005. This represents a decrease of $58,370. The decrease is primarily due to stock issued to employees and consultants associated with our selling and marketing activities (valued at $41,000) in 2005 for services rendered. As stated earlier, our selling and marketing costs are directly affected by the number of new training products we introduce into the marketplace. The decrease in selling and marketing was the result of our introducing less new videos produced by us into the marketplace during this period, as compared to the same period in 2005.

         General and administrative expenses decreased to $208,263 in 2006 from $262,997 in 2005. This represents a decrease of $54,734. The decrease is primarily due to stock issued to employees and consultants associated with our administrative activities (valued at $41,000) in 2005 for services rendered, a decrease in payroll, less expense incurred for the development of our internet website, and less consulting fees paid to professional and administrative personnel. The main components in these general and administrative expenses are salaries for our employees, consulting fees, and professional fees for accounting and legal services, and rent.

         Research and development expenses decreased to $50 in 2006 from $13,318 in 2005. This decrease was due to the fact that we did not develop any new training products during this period. We anticipate that we will incur some research and development costs as we evaluate and develop new training video products during the next fiscal period.

         In June 2004 we acquired a license agreement for $30,000. Based on our history of significant operating losses and negative operating cash flows and the volatility of our sales of our video educational and training products, we have expensed the cost of the license agreement.

         Interest expense increased to $31,984 in 2006 from $20,935 in 2005. This represents an increase of $11,049. This increase is due to additional borrowings from our president.

NET LOSS

         The net loss decreased to $176,828 in 2006 from $373,559 in 2005. This represents a decrease of $196,731. The cause of this decrease was mainly the result of the fact that we issued shares of our common stock valued at $82,000 to employees and consultants for services rendered during nine months in 2005 and the license agreement expense of $30,000 recorded in 2005. We also experienced a decrease in selling and marketing expenses resulting from our introducing less new videos produced by us into the marketplace during this period, as compared to the same period in 2005 and a decrease in general and administrative expenses as a result of decreased payroll, less expense incurred for the development of our internet website, and less consulting fees paid to professional and administrative personnel.

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

         Management expects that sales of videos and training materials, along with available funds under an agreement with its President and majority shareholder should satisfy our cash requirements through December 31, 2006. The Company's marketing expenses and the production of new training videos will be adjusted accordingly.

         We currently have 4 employees. If cash resources permit, the Company plans to increase its employees to 6 during calendar 2006 (2 administrative, 4 sales).

LIQUIDITY AND CAPITAL RESOURCES

         Our working capital deficit decreased to $196,495 in 2006 from $533,546 in 2005. This is the result of the convertible note payable issued February 28, 2006, in which the Company received $500,000.

         Our cash flows used by operations decreased to $75,306 in 2006 from $205,824 in 2005. This decrease is primarily the result of the decrease in net loss from $373,559 in 2005 to $176,828 in 2006 offset by our increase in cash provided by accounts payable and accrued expenses from $44,719 in 2005 to $75,389 in 2006

         During 2006 and 2005 we did not use any cash for investing activities.

         Our cash flows provided by financing activities increased to $564,303 in 2006 from $212,232 in 2005. This is the result of the convertible note payable issued February 28, 2006, in which the Company received $500,000 offset by the increased borrowings from our shareholder in 2005 (net increase of $113,000 over 2006), and the receipt of $39,000 for the issuance of common stock in 2005.

         We currently have no material commitments at this time to fund development of new videos or to acquire any significant capital equipment.

         We are a company with a limited operating history and a history of net losses.

         We had a cash balance of $500,771 on February 28, 2006. We have an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $600,000 at 8% interest through December 31, 2006. We owed our President a total of $512,629 in principal and $64,143 in interest under the agreement as of February 28, 2006. The note is collateralized by all of our right, title and interest in and to our video productions and projects, regardless of their stage of production, including all related contracts, licenses, and accounts receivable. Any unpaid principal and interest under the Note will be due and payable on December 31, 2006.

         The Company has a revolving line of credit with Bank of America. This line of credit permits the Company to borrow up to $40,000. The line of credit is guaranteed by the Company's President. Interest is payable monthly at 2.22% above the bank's prime rate of interest (9.72% at February 28, 2006). The line of credit does not require the Company to meet performance criteria or maintain any minimum levels of income or assets. The Company is in compliance with the terms and conditions of the line of credit. Our outstanding balance as of February 28, 2006, was $38,364.

         If revenues from the sale of our videos do not provide sufficient funds to maintain operations, then we believe the raising of funds through further borrowings from our President or traditional borrowing sources will be sufficient to satisfy our budgeted cash requirements through December 31, 2006. Additionally, we may continue to attempt to raise funds through a private placement sale of our common stock. Further, our ability to pursue any business opportunity that requires us to make cash payments would also depend on the amount of funds that we can secure from these various sources. If funding is not available from any of these sources to meet our needs, we will either delay production of one or more of our planned videos or delay any business transaction requiring the payment of cash, or both.

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

         There were no significant changes in the Company's internal controls or in other factors during the quarter that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS     None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS      None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         During the quarter ended February 28, 2006, one matter was submitted to the Company's security holders. On February 24, 2006 a majority of the shareholders voted and adopted an amendment to the Company's Articles of Incorporation increasing the number of authorized common stock from 25,000,000 to 200,000,000 shares. The Certificate of Amendment to the Articles of Incorporation was filed with the Delaware Secretary of State on February 27, 2006.

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

                                            ADVANCED MEDIA TRAINING, INC.
                                            (Registrant)


Dated: April 17, 2006                       /S/ BUDDY YOUNG
                                            ------------------------------------
                                                Buddy Young, President and Chief
                                                Executive Officer