Form 10KSB
period 2006-05-31
ADVANCED MEDIA TRAINING INC
filed 2006-08-28
CIK 1250485

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT
         OF 1934

                     For the fiscal year ended May 31, 2006

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

     The issuer had revenues from operations during the fiscal year ended May 31, 2006 of $365,163.

         The Registrant has 23,774,000 shares of Common stock, par value $.001 per share issued and outstanding as of May 31, 2006. Based on the closing bid price of the issuer's common stock on May 31, 2006 the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was approximately $6,136,000.

     Documents incorporated by reference:  None

     Transitional Small Business Disclosure Format (check one):  Yes [_]  No [X]

                                    CONTENTS

                                                                            PAGE
                                                                            ----
PART I

   Item 1.    Description of Business..........................................3
   Item 2.    Description of Property.........................................14
   Item 3.    Legal Proceedings...............................................14
   Item 4.    Submission of Matters to a Vote of Security Holders.............14

PART II

   Item 5.    Market for Common Equity and Related Stockholder Matters........14
   Item 6.    Management's Discussion and Analysis or Plan of Operation.......17
   Item 7.    Financial Statements............................................24
   Item 8.    Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure..........................37
   Item 8A.   Controls and Procedure..........................................37

PART III

   Item 9.    Directors, Executive Officers, Promoters and Control Persons;
                 Compliance with Section 16(a) of the Exchange Act............38
   Item 10.   Executive Compensation..........................................42
   Item 11.   Security Ownership of Certain Beneficial Owners and Management..43
   Item 12.   Certain Relationships and Related Transactions..................45
   Item 13.   Exhibits........................................................45
   Item 14.   Principal Accountant Fees and Services..........................46

SIGNATURES    ................................................................47


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

2.       ITEM 1.  DESCRIPTION OF BUSINESS.

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

         On January 23, 2006, the Company's Board of Directors adopted a resolution to effect a six (6) for one (1) forward split of our issued and outstanding common stock to shareholders of record on February 3, 2006. All of the numbers of shares referred to below, and throughout the remainder of the document, have been adjusted to reflect the six for one forward stock split.

         On Monday, March 20, 2006, the Company closed a transaction with Dematco Limited, a United Kingdom corporation ("Dematco"). The Company in a 5 for 4 stock exchange issued 6,464,000 of its common stock, for 8,080,000 shares of Dematco's equity. The 8,080,000 shares of Dematco's common stock equals eight percent (8%) of Dematco's total issued and outstanding equity. In addition, the Company has an option to exchange 92,920,000 shares of its common stock for all the remaining issued and outstanding equity of Dematco. The option is exercisable up to and including February 28, 2007, the one year anniversary of the effective date of the transaction.

(b)      DESCRIPTION OF BUSINESS

         Advanced Media Training's core business is the development, production and distribution of management and general workforce training videos for use by businesses throughout the world. In addition to distributing videos produced by us, we market and distribute training videos financed and produced by other producers. The sale of third party videos currently accounts for approximately 57% of our revenues. We anticipate that this percentage will remain the same for the foreseeable future.

WORKFORCE TRAINING VIDEO PRODUCTION

         We have produced six videos under an agreement with The Hathaway Group which provided for the joint production of a series of corporate training videos based on either classic Hollywood motion pictures or historical world events. Among the many videos produced by The Hathaway Group is the best selling and critically acclaimed training video entitled WORK TEAMS AND THE WIZARD OF OZ.

         The Hathaway production agreement runs through June 30, 2007 and requires us to finance 50% of the production cost of all videos produced under the agreement, and to pay a royalty to The Hathaway Group of 35% of revenues derived from sales of each video in the series, minus distribution fees paid to third parties and certain distribution expenses. Additionally, we participate and have an equal say in all phases of production. This includes the selection of the project to produce, the personnel hired to write, direct, appear on-camera, and to supervise the post production process.

         The total cost of production for the videos completed to date under our agreement with the Hathaway Group is approximately $275,000. Each of the first five videos cost approximately $50,000, and the sixth video cost approximately $25,000. We have paid a total of approximately $137,500 as our share of the production costs.

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

         DISTRIBUTION OF VIDEOS

         As a consequence of our current very limited financial resources we are prevented from developing and producing more than one or two new training products per year. As a result, we mainly market and sell products produced by third parties During the past fiscal year, and we anticipate for the foreseeable future, approximately 57% of our revenues will be generated from the sale of videos and other workforce training products produced by others. These producers range in size from large corporations with substantial financial resources such as Star Thrower, Inc., Coastal Training Technologies, Corp., and SunShower Learnings, Corp., to small independent companies with limited resources such as Corevision. In general, we market and sell videos they have financed and produced and we receive a discount ranging from 35% to 50% of the gross sale price. It is standard practice within the training industry for distributors to market and sell videos financed and produced by third parties. We are not dependent on any one producer as a source of product for us to sell. To date, no one source of product has accounted for 10% or more of revenues.

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

         As mentioned above, we pay a royalty to the Hathaway Group on videos produced under the agreement at 35%of net amount collected. Additionally, we pay a 25% royalty to Double Take Productions on revenues generated from the sale of the HOW DO YOU PUT A GIRAFFE INTO A REFRIGERATOR? video, and will continue to pay that 25% royalty until they have received a total of $35,000. Thereafter, Doubletake will receive a royalty equal to 25% of 75% of gross revenues.

WORKFORCE TRAINING INDUSTRY OVERVIEW

GENERAL

         According  to  the  Annual  Industry   Report   published  by  Lakewood
Publications in the October 2005 issue of its respected industry publication, TRAINING MAGAZINE:

         o        $51.1 billion was budgeted for formal training in 2005 by U.S.
                  organizations with 100 or more employees.

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

         We have produced and are marketing training tapes that address a number of the categories listed in TRAINING MAGAZINE. These tapes address such categories as leadership, team-building, and problem solving/decision-making. These three categories match the focus of the tapes in our current library.

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

         We currently have one full-time employee that receives compensation and two part-time employees. In addition, Mr. Buddy Young, our Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors, and L. Stephen Albright, our Vice President, Secretary and a Director, each work on a part-time basis.

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

         On Monday, March 20, 2006, the Company closed a transaction with Dematco Limited, a United Kingdom corporation ("Dematco"). The Company in a 5 for 4 stock exchange issued 6,464,000 of its common stock, for 8,080,000 shares of Dematco's equity. The 8,080,000 shares of Dematco's common stock equal eight percent (8%) of Dematco's total issued and outstanding equity. In addition, the Company has an option to exchange 92,920,000 shares of its common stock for all the remaining issued and outstanding equity of Dematco. The option is exercisable up to and including February 28, 2007, the one year anniversary of the effective date of the transaction.

ITEM 2.  DESCRIPTION OF PROPERTY.

         We lease office space from Encino Gardens LLC, an unaffiliated third party for $2,295 per month, located at 17337 Ventura Boulevard, Suite 208, Encino, California 91316. The lease provides for an increase in rent to $2,364 beginning September 2006. The lease terminates August 31, 2007. We anticipate that we will be able to maintain the lease and that this space, consisting of a total of approximately 1,150 square feet, will be adequate for our operation through the end of our current fiscal year.

ITEM 3.  LEGAL PROCEEDINGS.

         As of the date hereof, we are not a party to any material legal proceedings, and we are not aware of any such claims being contemplated against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Pursuant to the written consent of a majority of the shareholders of the Company on February 24, 2006 the Company's authorized shares of common stock was increased from 25,000,000 to 200,000,000. No other matters were submitted to a vote of security holders during the fourth quarter of fiscal year ended May 31, 2006.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         On   October   5,  2005  our  common   stock   began   trading  on  the
over-the-counter Bulletin Board system (also known as OTC:BB), under the stock symbol, (AMTN).

         The Over-The-Counter Bulletin Board system has requirements imposed on companies that are listed in their systems.

         The Over-The-Counter Bulletin Board System requires that the company's stock be registered with the Securities and Exchange Commission, that the company be current with its Securities and Exchange Commission filing requirements, and have at lease one (1) market maker. There are no requirements as to stock price, bid and asked quotes, number of shareholders, the number of shares held by each shareholder, or the number of shares traded.

HOLDERS

         As of August 1, 2006, we have 23,833,524 shares of common stock issued and outstanding held by 67 shareholders of record. Additionally, on February 28, 2006, the Company issued a zero percent convertible debenture to Societe Bancaire Privee, S.A., ("Societe"), and received $500,000. The convertible debenture calls for the principal sum to be paid on or before March 31, 2009 without interest. The convertible debenture was made pursuant to an exemption from registration in reliance on Section 4(2) of the Act. In addition to the debenture being restricted as to transfer, the shares of the Company's common stock underlying the debenture are not registered and would be issued with a restriction on transfer legend. The convertible debenture expressly states that the Company is under no obligation to register either the debentures or the underlying shares with the Commission. At any time prior to the maturity date and after March 31, 2006, Societe shall have the right and option to convert the principal balance of Five Hundred Thousand Dollars ($500,000) into Eight Hundred Thirty Three Thousand (833,000) shares of common stock in the Company, par value $0.001 per share, restricted as to transfer (the "Shares") based upon a conversion rate of One Thousand Six Hundred Sixty Six (1,666) shares for every One Thousand Dollars ($1,000) of the Principal Amount. These may be converted in whole or in part. The conversion rate is not subject to any further or other adjustments. We currently have no outstanding options or warrants for the purchase of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

         On March 20, 2006, we closed a transaction with Dematco Limited, a United Kingdom corporation ("Dematco"). In a 5 for 4 stock exchange, we issued 6,464,000 of our common stock, for 8,080,000 shares of Dematco's equity. The 8,080,000 shares of Dematco's common stock equal eight percent (8%) of Dematco's total issued and outstanding equity. In addition, we received an option to purchase all of the remaining issued and outstanding equity of Dematco. The option is exercisable up to and including February 28, 2007, the one year anniversary of the effective date of the transaction.

         On February 28, 2006, the Company issued a zero percent convertible debenture to Societe Bancaire Privee, S.A., ("Societe"), and received $500,000. The convertible debenture calls for the principal sum to be paid on or before March 31, 2009 without interest. The convertible debenture was made pursuant to an exemption from registration in reliance on Section 4(2) of the Act. In addition to the debenture being restricted as to transfer, the shares of the Company's common stock underlying the debenture are not registered and would be issued with a restriction on transfer legend. The convertible debenture expressly states that the

Company is under no obligation to register either the debentures or the underlying shares with the Commission. At any time prior to the maturity date and after March 31, 2006, Societe shall have the right and option to convert the principal balance of Five Hundred Thousand Dollars ($500,000) into Eight Hundred Thirty Three Thousand (833,000) shares of common stock in the Company, par value $0.001 per share, restricted as to transfer (the "Shares") based upon a conversion rate of One Thousand Six Hundred Sixty Six (1,666) shares for every One Thousand Dollars ($1,000) of the Principal Amount. These may be converted in whole or in part. The conversion rate is not subject to any further or other adjustments. Based on the nature of this instrument having a zero percent rate and a "beneficial conversion feature", we determined the relative fair value of each component of this instrument. We determined that a fair rate of interest for this type of debt for a company in our financial position would be approximately 20.0%. We therefore imputed an interest rate of 20.0%. We then determined the fair value of the beneficial conversion option using the Black Scholles model. The relative fair value of this conversion option represented approximately 79% of the total instrument, thus resulting in a large discount on the original debenture.

         Additionally, on July 10, 2006 the Company issued to Societe Bancaire Privee 59,524 restricted shares of the Company's common stock at Eighty-Four cents ($0.84) per share. The sale was made in reliance on Section 4(2) of the Act. The Company received fifty thousand dollars ($50,000) from the sale of these shares in May 2006.

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

         The third critical accounting policy relates to the issuance of debt with a beneficial conversion feature. The Company has valued the convertible note payable (imputing an interest rate of 20%) and the related beneficial conversion option to convert the principal balance into shares using the "Relative Fair Value" approach. The fair value of the conversion option was determined using the Black Scholles model. The relative fair value of this conversion option represented approximately 79% of the total instrument, thus resulting in a large discount on the original debenture. The Company is amortizing the discount using the interest method.

         The fourth critical accounting policy relates to the valuation of our investment in Dematco. The Company issues 6,464,000 restricted shares of its common stock for an 8.0% interest in Dematco. The shares represented approximately 40% of our outstanding shares. The audited financial statements of Dematco indicate total assets of approximately $21,000 and a stockholders' deficit of approximately $2,000. Based on the restricted nature and volume of shares issued and Dematco's limited operating history as a development stage company, we valued the investment in Dematco at the par value of the shares issue, $6,464. In connection with the investment, we issued 1,200,000 unrestricted shares of our common stock to two consultants who assisted us in the acquisition. The fair value of the stock, $60,000, was included as part of the investment.

RESULTS OF OPERATIONS

GENERAL

         Advanced Media Training's core business is the development, production and distribution of management and general workforce training videos for use by businesses throughout the world. In addition to distributing videos produced by us, we market and distribute training videos financed and produced by other producers, which currently account for approximately 57% of our revenues.

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


SELECT FINANCIAL INFORMATION

                                                       For the Years Ended
                                                   05/31/2006        05/31/2005
                                                                   (as restated)
--------------------------------------------------------------------------------
Statement of Operations Data
Revenue ....................................        $ 365,163        $ 443,762
Cost of revenues ...........................        $  91,087        $ 173,629
Gross profit ...............................        $ 274,076        $ 270,133
Total expenses .............................        $ 479,422        $ 639,614
Net loss after taxes .......................        $(206,146)       $(370,281)
Net loss per share .........................        $   (0.01)       $   (0.03)

Balance Sheet Data
Total assets ...............................        $ 137,266        $  61,316
Total liabilities ..........................        $ 299,860        $ 588,434
Stockholder's deficit ......................        $(162,594)       $(527,118)

REVENUES

         Our revenues for the year ended May 31, 2006 were $365,163. Revenues for the prior year ended May 31, 2005, were $443,762. This represents a decrease of $78,599. This decrease during this period was primarily due to the poor performance of two new videos produced by us that were launched into the marketplace during this period, and the temporary illness of one of our key sales people.

         Product sales made up approximately 91% and 92% of the total revenue in 2006 and 2005, respectively. Royalties earned from the sales of our product amounted to approximately $43,000 and $19,000 in 2006 and 2005, respectively. Rental of videos were less than 1% of our sales in both periods. We expect the rentals of videos to continue to represent approximately the same percentage of revenues for the foreseeable future. Sales of videos produced by other companies accounted for approximately 57% and 63% of sales in 2006 and 2005, respectively.

COST OF REVENUES

         The cost of revenues during the year ended May 31, 2006, decreased to $91,087 from $173,629. This represents a decrease of $82,542. The cost of revenues, as a percent of sales, decreased by approximately 14% (39% in 2005 to 25% in 2006). This decrease is primarily due to a decrease in production costs incurred in 2006 versus 2005 ($-0--2006 vs. approximately $96,000-2005).
However, although there may be occasional variances, we anticipate that the cost of goods sold (excluding production costs expensed) as a percentage of total revenues will continue to generally be approximately within the 25 to 40 percent range.

         As stated earlier, during most periods approximately 65% of our revenue is generated from the sale of training videos produced by companies with which we have distribution contracts with. The terms of these distribution contracts vary with regard to percentage of discount we receive. These discounts range from a low of 35% to a high of 50% of gross receipts. As we cannot predict which companies will produce better selling videos in any one period, we cannot predict future product mix. However, although there may be some variances, we anticipate that the cost of goods sold as a percentage of revenues derived from the sale of third party videos will generally be approximately within the 35 to 50 percent range.

EXPENSES

         Selling and marketing expenses decreased to $170,598 in 2006 from $249,100 in 2005. This represents a decrease of $78,502. The decrease is primarily due to stock issued to employees and consultants associated with our selling and marketing activities (valued at $41,000) in 2005 for services rendered. As stated earlier, our selling and marketing costs are directly affected by the number of new training products we introduce into the marketplace. The decrease in selling and marketing was also the result of our introducing less new videos produced by us into the marketplace during this period, as compared to the same period in 2005.

         General and administrative expenses decreased to $261,576 in 2006 from $314,904 in 2005. This represents a decrease of $53,328. The decrease is primarily due to stock issued to employees and consultants associated with our administrative activities (valued at $41,000) in 2005 for services rendered This decrease is the result of the decreased payroll, less expense incurred for the development of our internet website, and less consulting fees paid to professional and administrative personnel. The main components in these general and administrative expenses are salaries for our employees, consulting fees, professional fees for accounting and legal services, and rent.

         Research and development expenses decreased to $50 in 2006 from $15,418 in 2005. This decrease was due to the fact that we did not research any new training products during this period due to the failure of two of our new videos in 2005 and negative cash flows in 2005 and 2006. We anticipate that we will incur minimal research and development costs as we evaluate and develop new training video products during the next fiscal period.

         In June 2004 we acquired a license agreement for $30,000. Based on our history of significant operating losses and negative operating cash flows and the volatility of our sales of our video educational and training products, we expensed the cost of the license agreement in fiscal 2005 upon acquisition.

         Interest expense increased to $47,198 in 2006 from $30,192 in 2005. This represents an increase of $17,006. This increase is due to additional borrowing from our president and the amortization of the debt discount on the convertible note payable.

NET LOSS

         Our net loss decreased to $206,146 in 2006 from $370,281 in 2005. This is a decrease of $164,135. The cause of this decrease was mainly the result of the fact that we issued shares of our common stock valued at $82,000 to employees and consultants for services rendered during 2005 and the license agreement expense of $30,000 also recorded in 2005. We experienced a decrease in selling and marketing expenses resulting from our introducing less new videos produced by us into the marketplace during this period, as compared to the same period in 2005 and a decrease in general and administrative expenses as a result of decreased payroll, less expense incurred for the development of our internet website, and less consulting fees paid to professional and administrative personnel.

PLAN OF OPERATION

         We will continue to devote our limited resources to marketing and distributing workforce training videos and related training materials. At this time these efforts are focused on the sale of videos produced by third parties. 57% of our revenue is derived from these sales. Additionally, we will continue to market three videos produced by us, "The Cuban Missile Crisis: A Case Study In Decision Making And Its Consequences," "What It Really Takes To Be A World Class Company," "How Do You Put A Giraffe In The Refrigerator?." In addition, we anticipate spending some of our resources on the production and marketing of additional training videos produced by us. The amount of funds available for these expenditures will be determined by cash flow from operations, as well as, our ability to raise capital through an equity offering or further borrowing from our President, and other traditional borrowing sources. There can be no assurance that we will be successful in these efforts.

         Management expects that sales of videos and training materials, along with available funds under an agreement with its President and majority shareholder should satisfy our cash requirements through December 31, 2006. The Company's marketing expenses and the production of new training videos will be adjusted accordingly.

         We currently have one full-time employee that receives compensation and two part-time employees. In addition, Mr. Buddy Young, our Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors, and L. Stephen Albright, our Vice President, Secretary and a Director, each work on a part-time basis.

         On Monday, March 20, 2006, the Company closed a transaction with Dematco Limited, a United Kingdom corporation ("Dematco"). The Company in a 5 for 4 stock exchange issued 6,464,000 of its common stock, for 8,080,000 shares of Dematco's equity. The Company issued 8,080,000 shares of Dematco's common stock equals eight percent (8%) of Dematco's total issued and outstanding equity. In addition, the Company has an option to exchange 92,920,000 shares of its common stock for all the remaining issued and outstanding equity of Dematco. The option is exercisable up to and including February 28, 2007, the one year anniversary of the effective date of the transaction.

         Since March 20, 2006, the date on which the Company purchased eight percent (8%) of Dematco and obtained an option to purchase the remaining ninety two percent (92%) of Dematco, the Company has been considering whether or not to exercise its option and effect a change in control of the Company. Currently, the Company's intent is to continue its review of Dematco and its business so that it may, prior to the expiration of the option, determine whether or not to exercise the option and effect a change in control in the Company. The major implication from such a change in control would be that Registrant's management and core business would become that of Dematco, and the Company's current business of producing and distributing workforce training videos would be discontinued.

LIQUIDITY AND CAPITAL RESOURCES

         Our working capital deficit slightly decreased to $77,874in 2006 from $85,154 in 2005. This is the result of the convertible note payable issued February 28, 2006, in which the Company received $500,000. The majority of the proceeds were used to pay down its debt to Buddy Young.

         Our cash flows used by operations decreased to $100,206 in 2006 from $262,605 in 2005. This decrease is primarily the result of the decrease in net loss from $370,281 in 2005 to $206,146 in 2006 offset by our increase in cash provided by accounts payable and accrued expenses of $26,148 and a decrease in our accounts receivable of $13,553 in 2006.

         During 2006 and 2005 we did not use any cash for investing activities.

         Our cash flows provided by financing activities decreased to $139,133 in 2006 from $270,264 in 2005. This is the result of the convertible note payable issued February 28, 2006, in which the Company received $500,000 and the proceeds from common stock subscribed in the amount of $50,000 offset by the repayment of $393,746 and $18,410 to our shareholder and line of credit, respectively. In 2005 we received $231,000 net from borrowings from our shareholder and $39,000 for the issuance of common stock in 2005.

         We currently have no material commitments at this time to fund development of new videos or to acquire any significant capital equipment

         We are a company with a limited operating history and a history of net losses.

         We had a cash balance of $50,701 on May 31, 2006. We have an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $600,000 at 8% interest through June 30, 2007. We owed our President a total of $52,629 in principal under the agreement as of May 31, 2006. The note is collateralized by all of our right, title and interest in and to our video productions and projects, regardless of their stage of production, including all related contracts, licenses, and accounts receivable. Any unpaid principal and interest under the Note will be due and payable on June 30, 2007.

         The Company has a revolving line of credit with Bank of America. This line of credit permits the Company to borrow up to $40,000. The line of credit is guaranteed by the Company's President. Interest is payable monthly at 2.22% above the bank's prime rate of interest (8.00% at May 31, 2006). The line of credit does not require the Company to meet performance criteria or maintain any minimum levels of income or assets. It does require the Company to maintain insurance, maintain a modern system of accounting in accordance with generally accepted accounting principles ("GAAP") and to comply with the law. The Company is in compliance with the terms and conditions of the line of credit. The outstanding balance as of May 31, 2006, was $18,686.

         On February 28, 2006, we issued a zero percent convertible debenture to Societe Bancaire Privee, S.A., ("Societe"), and received $500,000. The convertible debenture calls for the principal sum to be paid on or before March 31, 2009 without interest. The convertible debenture was made pursuant to an exemption from registration in reliance on Section 4(2) of the Act. In addition to the debenture being restricted as to transfer, the shares of our common stock underlying the debenture are not registered and would be issued with a restriction on transfer legend. The convertible debenture expressly states that we are under no obligation to register either the debentures or the underlying shares with the Commission. At any time prior to the maturity date and after March 31, 2006, Societe shall have the right and option to convert the principal balance of Five Hundred Thousand Dollars ($500,000) into Eight Hundred Thirty Three Thousand (833,000) shares of our common stock, par value $0.001 per share, restricted as to transfer (the "Shares") based upon a conversion rate of One Thousand Six Hundred Sixty Six (1,666) shares for every One Thousand Dollars ($1,000) of the Principal Amount. These may be converted in whole or in part. The conversion rate is not subject to any further or other adjustments. Based on the nature of this instrument having a zero percent rate and a "beneficial conversion feature", we determined the relative fair value of each component of this instrument. We determined that a fair rate of interest for this type of debt for a company in our financial position would be approximately 20.0%. We therefore imputed an interest rate of 20.0%. We then determined the fair value of the beneficial conversion option using the Black Scholles model. The relative fair value of this conversion option represented approximately 79% of the total instrument, thus resulting in a large discount on the original debenture.

         If revenues from the sale of our videos do not provide sufficient funds to maintain operations, then we believe the raising of funds through further borrowings from our President or the sale of additional equity will be sufficient to satisfy our budgeted cash requirements through May 31, 2007. Additionally, we may attempt a private placement sale of our common stock. Further, our ability to pursue any business opportunity that requires us to make cash payments would also depend on the amount of funds that we can secure from these various sources. If funding is not available from any of these sources to meet our needs, we will either delay production of one or more of our planned videos or delay any business transaction requiring the payment of cash, or both.

         If funding is insufficient at any time in the future, we may not be able to take advantage of business opportunities or respond to competitive pressures, any of which could have a negative impact on the business, operating results and financial condition. In addition, if additional shares were issued to obtain financing, current shareholders may suffer a dilutive effect on their percentage of stock ownership in the Company.

ITEM 7.  FINANCIAL STATEMENTS.


                          INDEX TO FINANCIAL STATEMENTS

                                                                           PAGES
                                                                           -----


Independent Auditors' Report............................................      25

Financial Statements:

         Balance Sheets as of May 31, 2006 and 2005 ....................      26

         Statements of Operations for the Years Ended
         May 31, 2006 and 2005..........................................      27

         Statements of Shareholders' Deficit
         for the Years Ended May 31, 2006 and 2005......................      28

         Statements of Cash Flows for the Years Ended
         May 31, 2006 and 2005..........................................      29

         Notes to Consolidated Financial Statements.....................   30-36

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF ADVANCED MEDIA TRAINING, INC.:

We have audited the accompanying balance sheet of Advanced Media Training, Inc. (the "Company") as of May 31, 2006, and the related statements of operations, shareholders' deficit, and cash flows for the years ended May31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, such financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2006, and the results of its operations and its cash flows for the years ended May 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.




/S/ FARBER HASS HURLEY & MCEWEN LLP

CAMARILLO, CALIFORNIA
AUGUST 17, 2006

ADVANCED MEDIA TRAINING, INC.

BALANCE SHEETS
-------------------------------------------------------------------------------
                                                                      May 31,
                                                        May 31,        2005
                                                         2006     (as restated)
                                                     -----------    -----------
ASSETS

Cash .............................................   $    50,701    $    11,774

Accounts receivable, Net of allowance
  for doubtful accounts of $16,590 and $10,261
  in 2006 and 2005, respectively .................        17,986         45,131

Property and equipment, Net of accumulated
  depreciation of $11,709 and $9,576 in 2006
  and 2005, respectively .........................          --            2,133

Prepaid expenses and other assets ................         2,115          2,278

Investment in Dematco, Inc. ......................        66,464           --
                                                     -----------    -----------

TOTAL ASSETS .....................................   $   137,266    $    61,316
                                                     ===========    ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES:
Bank overdraft ...................................   $     1,289    $      --
Line of credit ...................................        18,686         37,096
Accounts payable and accrued expenses ............        56,042         59,218
Deferred revenue .................................         5,570         10,095
Note payable to shareholder ......................        52,629        446,375
Accrued interest due to shareholder ..............        64,974         35,650
Convertible note payable, net of debt discount ...       100,670           --
                                                     -----------    -----------
Total liabilities ................................       299,860        588,434
                                                     -----------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, par value - $.001;
    200,000,000 shares authorized; 23,774,000
    shares issued and outstanding ................        23,774          2,685
Common stock subscribed ..........................        50,000           --
Additional paid-in capital .......................       907,095        407,514
Accumulated deficit ..............................    (1,143,463)      (937,317)
                                                     -----------    -----------
Total shareholders' deficit ......................      (162,594)      (527,118)
                                                     -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT ......   $   137,266    $    61,316
                                                     ===========    ===========

See independent auditors' report and accompanying notes to financial statements.

ADVANCED MEDIA TRAINING, INC.

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED
MAY 31, 2006 AND 2005
--------------------------------------------------------------------------------
                                                     2006              2005
                                                 ------------      ------------
                                                                   (as restated)

REVENUES ...................................     $    365,163      $    443,762

COST OF REVENUES ...........................           91,087           173,629
                                                 ------------      ------------

GROSS PROFIT ...............................          274,076           270,133
                                                 ------------      ------------

EXPENSES:
Selling and marketing ......................          170,598           249,100
General and administrative .................          261,576           314,904
Research and development ...................               50            15,418
License agreement expense ..................             --              30,000
Interest expense ...........................           47,198            30,192
                                                 ------------      ------------
Total expenses .............................          479,422           639,614
                                                 ------------      ------------

LOSS BEFORE INCOME TAXES ...................         (205,346)         (369,481)

INCOME TAXES ...............................              800               800
                                                 ------------      ------------

NET LOSS ...................................     $   (206,146)     $   (370,281)
                                                 ============      ============

BASIC AND DILUTED LOSS PER SHARE ...........     $      (0.01)     $      (0.03)
                                                 ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING ........       17,822,351        14,435,589
                                                 ============      ============

See independent auditors' report and accompanying notes to financial statements.

ADVANCED MEDIA TRAINING, INC.

STATEMENTS OF SHAREHOLDERS' DEFICIT
FOR THE YEARS ENDED MAY 31, 2006 AND 2005
-----------------------------------------------------------------------------------------------------------------
                                     COMMON STOCK           COMMON       ADDITIONAL
                              -------------------------     STOCK         PAID-IN      SHAREHOLDER
                                 SHARES        AMOUNT     SUBSCRIBED      CAPITAL       (DEFICIT)        TOTAL
                              -----------   -----------   -----------   -----------    -----------    -----------
BALANCE, MAY 31, 2004 .....     1,920,000   $     1,920   $      --     $   213,679    $  (567,036)   $  (351,437)

COMMON STOCK ISSUED TO
  EMPLOYEES AND CONSULTANTS
  AS COMPENSATION .........       410,000           410          --          81,590           --           82,000

COMMON STOCK ISSUED FOR
 CASH .....................       195,000           195          --          38,805           --           39,000

COMMON STOCK ISSUED FOR
 ACCRUED ROYALTY ..........       160,000           160          --          31,840           --           32,000

CONTRIBUTION OF CAPITAL ...          --            --            --          41,600           --           41,600

NET LOSS ..................          --            --            --            --         (370,281)      (370,281)
                              -----------   -----------   -----------   -----------    -----------    -----------
BALANCE, MAY 31, 2005
  (As Restated) ...........     2,685,000   $     2,685   $      --     $   407,514    $  (937,317)   $  (527,118)

6:1 FORWARD STOCK SPLIT ...    13,425,000        13,425          --         (13,425)          --             --

COMMON STOCK ISSUED FOR
 ACQUISITION OF DEMATCO ...     7,664,000         7,664          --          58,800           --           66,464

COMMON STOCK SUBSCRIPTION .          --            --          50,000          --             --           50,000

CONTRIBUTED CAPITAL .......          --            --            --          41,600           --           41,600

DEBT DISCOUNT .............          --            --            --         412,606           --          412,606

NET LOSS ..................          --            --            --            --         (206,146)      (206,146)
                              -----------   -----------   -----------   -----------    -----------    -----------

BALANCE, MAY 31, 2006 .....    23,774,000   $    23,774   $    50,000   $   907,095    $(1,143,463)   $  (162,594)
                              ===========   ===========   ===========   ===========    ===========    ===========

See accompanying notes to financial statements.

ADVANCED MEDIA TRAINING, INC.

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2006 AND 2005
-------------------------------------------------------------------------------
                                                           2006          2005
                                                        ---------     ---------
                                                                   (as restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...........................................    $(206,146)    $(370,281)
Adjustments to reconcile net loss to net
     cash used by operating activities:
     Common stock issued for services ..............          -0-        82,000
     Contribution of capital for  services..........       41,600        41,600
     Provision for bad debts .......................       13,592         2,601
     Amortization of debt discount..................       13,276           -0-
     Depreciation ..................................        2,133         2,581
         Changes in operating assets and liabilities:
         Accounts receivable .......................       13,553      (12,557)
         Other assets ..............................          163            16
         Accounts payable and accrued expenses .....       26,148      (18,660)
         Deferred revenue ..........................       (4,525)       10,095
                                                        ---------     ---------
Net cash used by operating activities ..............     (100,206)     (262,605)
                                                        ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft .....................................        1,289           -0-
Net borrowings (repayments) from (to) shareholder ..     (393,746)      231,000
Net borrowings (repayments) on line of credit ......      (18,410)          264
Proceeds from issuance of convertible note .........      500,000           -0-
Proceeds from common stock subscribed ..............       50,000           -0-
Common stock issued for cash .......................          -0-        39,000
                                                        ---------     ---------
Net cash provided by financing activities ..........      139,133       270,264
                                                        ---------     ---------
NET INCREASE IN CASH ...............................       38,927         7,659

CASH, BEGINNING OF YEAR ............................       11,774         4,115
                                                        ---------     ---------
CASH, END OF YEAR ..................................    $  50,701      $ 11,774
                                                        =========     =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest .............................    $  15,627     $   2,460
Cash paid for income taxes .........................    $     800     $     -0-

In September 2004, the Company issued 410,000 shares of its common stock for services valued at $82,000. In addition, the Company issued 160,000 shares of its common stock for accrued royalties totaling $32,000.

In January and March 2006, the Company issued 7,664,000 shares of its common stock for the acquisition of Dematco, Inc. (See Note 2).

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

RESTATEMENT OF FINANCIAL STATEMENTS

The financial statements for the year ended May 31, 2005 have been restated to correct certain errors in the financial statements and notes thereto. The errors relate to the recording of compensation expense for the Company's president as contributed capital ($41,600 per year), the reclassification of a non-refundable upfront fee from additional paid in capital to deferred revenue ($15,000), the expense of its license agreement ($30,000) and the overstatement of expenses ($21,314)..

The following financial statement line items for fiscal years 2005 were affected by the corrections.

STATEMENT OF OPERATIONS
                                              AS            AS        EFFECT OF
                                           REPORTED      ADJUSTED      CHANGE
                                          ---------     ---------     ---------
Revenue ..............................    $ 438,857     $ 443,762     $   4,905
Cost of revenues .....................      192,510       173,629       (18,881)
Gross profit .........................      246,347       270,133        23,786
Expenses .............................      573,447       639,614        66,167
Net loss .............................    $(327,900)    $(370,281)    $ (42,381)
Basic and diluted loss per share .....    $   (0.14)    $   (0.16)    $   (0.02)

BALANCE SHEET
                                            AS             AS         EFFECT OF
                                         REPORTED       ADJUSTED       CHANGE
                                        ---------      ---------      ---------
Total assets .........................  $  88,316      $  61,316      $ (27,000)
Deferred revenue .....................       --           10,095         10,095
Total liabilities ....................    599,653        588,434        (11,219)
Common stock .........................      2,685          2,685           --
Additional paid-in capital ...........    339,314        407,514         68,200
Accumulated deficit ..................   (853,336)      (937,317)       (83,981)
Total shareholders' deficit ..........  $(511,337)     $(527,118)     $ (15,781)

STATEMENT OF CASH FLOWS
                                                AS           AS       EFFECT OF
                                             REPORTED     ADJUSTED     CHANGE
                                            ---------    ---------    ---------
Net loss ................................   $(327,900)   $(370,281)   $ (42,381)
Capital contribution ....................        --         41,600       41,600
Deferred revenue ........................        --         10,095       10,095
Net cash used by operating activities ...    (247,605)    (262,605)      15,000
Contribution of capital .................      15,000         --        (15,000)
Net cash provided by financing
   activities ...........................     285,264      270,264      (15,000)
Net increase in cash ....................       7,659        7,659    $    --
Cash, beginning of year .................       4,115        4,115    $    --
Cash, end of year .......................   $  11,774    $  11,774    $    --


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

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. Accounts receivable are unsecured and the Company is at risk to the extent such amount becomes uncollectible. The Company normally does not require collateral to support its accounts receivable. As of May 31, 2006, three customers each accounted for approximately 12% of gross accounts receivable.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of all financial instruments potentially subject to valuation risk (principally consisting of our lines of credit and convertible debenture) approximates fair value due to the short term maturities of such instruments. See Note 5 regarding our valuation of the convertible deventure.

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

PRODUCTION COSTS

The Company periodically incurs costs to produce new management training videos and enhance current videos. Historically, the Company has been unable to accurately forecast revenues to be earned on these videos and has, accordingly, expensed such costs as incurred. The Company expensed approximately $-0- and $96,000 in the years ended May 31, 2006 and 2005, respectively.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over an estimated useful life of five years. Property and equipment consists of a telephone system and office equipment costing $11,709 which is fully depreciated at May 31, 2006.

LONG-LIVED ASSETS

Statement  of  Financial  Accounting  Standards  No.  121,  "Accounting  For The
Impairment of Long-Lived Assets and For Long-Lived Assets to Be Disposed of", requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value. The Company did not record any impairment loss in 2006 or 2005.

REVENUE RECOGNITION

Sales are recognized upon shipment of videos and training manuals to the customer. Royalty income is earned from third-party sellers of our videos. Royalty income averages 30% of the sales price and is recorded upon receipt. Total royalty income amounted to $42,902 and $19,422 in 2006 and 2005, respectively. Rental income is recognized over the related period that the videos are rented. Total rental income amounted to $2,250 and $7,139 in 2006 and 2005, respectively. The Company's products may not be returned by the customer. Accordingly, the Company has made no provision for returns.

SHIPPING AND HANDLING COSTS

The Company's policy is to classify shipping and handling costs as part of selling and marketing expense in the statement of operations. Total shipping and handling costs amounted to $11,253 and $17,524 in 2006 and 2005, respectively.

SEGMENT DISCLOSURE

During the years ended May 31, 2006 and 2005, the Company did not have one customer that accounted for 10% or more of the Company's net sales. Foreign sales (primarily royalty income from Canada) amounted to $12,523 and $16,804 in 2006 and 2005, respectively.

ADVERTISING EXPENSE

The Company expensed advertising costs amounting to $216 and $-0- in the years ended May 31, 2006 and 2005, respectively. The Company does not conduct direct response advertising.

CONTRIBUTION OF SERVICES

The Company's President and majority shareholder does not receive compensation for his services. An annual amount of $41,600 was determined by management to be a fair value of his services to the Company and has been recorded as a contribution of capital in 2006 and 2005.

RESEARCH AND DEVELOPMENT

Company-sponsored research and development costs related to both present and future products are expensed currently as a separate line item in the accompanying statements of operations.

INCOME TAXES

The Company accounts for its income taxes under the provisions of Statement of Financial Accounting Standards 109 ("SFAS 109"). The method of accounting for income taxes under SFAS 109 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities. The provision for income taxes in 2006 and 2005 represents the California corporate minimum franchise tax.

NET LOSS PER SHARE

Basic and diluted net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding during the applicable fiscal periods. At May 31, 2006, the Company had outstanding debt that is convertible into 833,000 shares of the Company's common stock. In 2005, the Company had no common stock equivalents outstanding. Potentially dilutive shares are excluded from the computation in loss periods, as their effect would be anti-dilutive.

RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

There are no accounting standards with pending adoptions that have any applicability to the Company.

RECLASSIFICATIONS

Certain amounts in the financial statements for the comparative prior fiscal periods have been reclassified to be consistent with the current fiscal period's presentation.

2.       INVESTMENT IN DEMATCO, INC.

On February 6, 2006, the Company entered into a Letter of Intent with Dematco, Inc., ("Dematco"). Under the Letter of Intent, the Company had the 30 day right to, but not the duty, to purchase 8,080,000 shares of Dematco's common stock, which equals eight percent (8%) of the total issued and outstanding equity of Dematco.

On March 20, 2006, the Company closed the transaction with Dematco. Per the agreement, the Company issued 6,464,000 shares of its common stock, restricted as to transfer, for the 8,080,000 shares of Dematco.. In addition, the Company received an option to purchase all of the remaining issued and outstanding equity of Dematco from Dematco's shareholders. The option is exercisable up to and including February 28, 2007 (see Note 9).. The audited financial statements of Dematco indicate total assets of approximately $21,000 and a stockholders' deficit of approximately $2,000. Based on the restricted nature and volume of shares issued and Dematco's limited operating history as a development stage company, we valued the investment in Dematco at the par value of the shares issue, $6,464.

During January 2006, the Board of Directors issued 1,200,000 shares (unrestricted) of the Company's common stock to two consultants for services relating to the Letter of Intent (see Note 8). The shares had an aggregate fair market value of $60,000 on the date of issuance and have been recorded as a cost of acquisition.

3.       NOTE PAYABLE TO SHAREHOLDER

The Company has an agreement with its President and majority shareholder to borrow up to $600,000 with interest at 8.0%. Repayment shall be made when funds are available and the balance of principal and accrued interest is due June 30, 2007.

4.       LINE OF CREDIT

The Company has a revolving line of credit with a bank which permits borrowings up to $40,000. The line is guaranteed by the Company's President. Interest is payable monthly at 2.22% above the bank's prime rate of interest (8.00% at May 31, 2006).

5.       CONVERTIBLE NOTE PAYABLE

The Company issued a zero percent convertible debenture to Societe Bancaire Privee, S.A., ("Societe"), and received $500,000 on February 28, 2006. Societe is related to Dematco through a business venture. The convertible debenture calls for the principal sum to be paid on or before March 31, 2009 without interest. At any time prior to the maturity date and after March 31, 2006, Societe shall have the right and option to convert the principal balance of $500,000 into 833,000 shares of the Company's common stock, in whole or part.

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

COMMON STOCK ISSUED FOR ACQUISITION OF DEMATCO

During January 2006, the Board of Directors issued 1,200,000 shares (unrestricted) of the Company's common stock to two consultants for services relating to the Letter of Intent (See Note 2). The shares had an aggregate fair market value of $60,000 on the date of issuance and have been recorded as a cost of acquisition.

During March 2006, the Company issued 6,464,000 shares of its common stock, restricted as to transfer, for 8,080,000 shares of Dematco (See Note 2). The Company valued the 6,464,000 shares at par value, $6,464.

COMMON STOCK SUBSCRIBED

During May 2006, the Company received $50,000 for the purchase of 59,524 shares of the Company's common stock restricted as to transfer. The shares were subsequently issued to the purchasers during July 2006.

7.       INCOME TAXES

The Company has net operating loss carryforwards totaling approximately $953,000 at May 31, 2006 for Federal income tax purposes available to offset future taxable income through 2026. Deferred tax assets consist substantially of the net operating loss carryforward. The Company has made a 100% valuation allowance against the deferred tax asset. The valuation allowance increased approximately $56,000 due to the net loss incurred in 2006. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

8.       STOCK COMPENSATION PLAN

On January 9, 2006, the Company created the 2006 Employees-Consultants Stock Compensation Plan of Advanced Media Training, Inc., ("the Plan"), to offer directors, officers and selected key employees, advisors and consultants an opportunity to acquire a proprietary interest in the success of the Company to receive compensation, or to increase such interest, by purchasing shares of the Company's common stock. The Plan provides for either the direct award or sale of shares and for the grant of options to purchase shares. Options granted under the Plan may include non-statutory options, as well as ISO's intended to qualify under section 422 of the IRS code. On January 18, 2006, the Company awarded 1,200,000 shares of common stock to two consultants under the Plan (see note 6). As of February 28, 2006, no options have been granted under the Plan.

9.       COMMITMENTS AND CONTINGENCIES

The Company has agreements with companies to pay a royalty on sales of certain videos (co produced with these companies). The royalty is based on a specified formula, which averages approximately 35% of net amounts collected.

The Company leases its operating facility for $2,295 per month (increasing to $2,364 effective September 2006) in Encino, California under an operating lease which expires August 31, 2007. Rent expense was $25,025 and $28,065 for the years ended May 31, 2006 and 2005, respectively. Future minimum lease expenses for 2007 and 2008 amount to $28,161 and $7,092, respectively.

The Company has an option to exchange 92,920,000 shares of its common stock for all the remaining issued and outstanding equity of Dematco. The option is exercisable up to and including February 28, 2007, the one year anniversary of the effective date of the transaction.

10.      LEGAL

The Company is, from time to time, subject to legal and other matters in the normal course of its business. While the results of such matters cannot be predicted with certainty, management does not believe that the final outcome of any pending matters will have a material effect on the financial position and results of operations of the Company.

11.      RELATED PARTY TRANSACTIONS

In fiscal 2004, the Company entered into an agreement with a Director of the Company to pay $700 per month to preview scripts and ideas for potential training videos. The agreement was on a month-to-month basis. The expense, totaling $8,750, is included in Research and Development Expense in the Statement of Operations for the year ended May 31, 2005. The agreement was discontinued in June 2005.

The Company has a consulting agreement with Howard Young, the son of Buddy Young (the Company's Chief Executive Officer) which provides a monthly fee of $6,000 for administrative and sales consultation. The fee is allocated equally between General and Administrative and Selling and Marketing expense in the Statement of Operations for the years ended May 31, 2006 and 2005. Total expense was $72,000 in 2006 and 2005.

During the year ended May 31, 2005, the Company issued 100,000 shares of common stock (valued at $0.20 per share) each to Howard Young and Elise Eisenstadt (daughter of Buddy Young) for services rendered to the Company.

12.      FOURTH QUARTER ADJUSTMENT

The Company recorded an adjustment in the fourth quarter that related to a correction of an error for overstatement of expenses in earlier fiscal quarters in 2006 and 2005. The following summarizes the adjustments and the revised results of operations in the applicable quarters:

                                     August 31,    November 30,   February 28,     May 31,    November 30,
                                        2004           2004           2005          2005          2005
                                    -----------    -----------    -----------   -----------   -----------
Net Loss, as previously reported    $  (116,138)   $  (207,041)   $   (50,380)  $   (18,036)  $   (63,263)

Fourth quarter adjustments:
   Overstatement of expenses ....         3,442          8,150          6,372         3,350         3,000

Net Loss, as restated ...........   $  (112,696)   $  (198,891)   $   (44,008)  $   (14,686)  $   (60,263)

Net Loss per share, as previously
   reported .....................   $     (0.01)   $     (0.01)   $     (0.00)  $     (0.00)  $     (0.00)

Effect of adjustments ...........   $     (0.00)   $     (0.00)   $     (0.00)  $     (0.00)  $     (0.00)

Net Loss per share, as restated .   $     (0.01)   $     (0.01)   $     (0.00)  $     (0.00)  $     (0.00)


13.      SUBSEQUENT EVENTS

During July 2006, the Company issued 59,524 shares of the Company's common stock, restricted as to transfer, to Societe in exchange for $50,000 received during May 2006.

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

                                    PART III

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The following table sets forth the current officers and directors of Advanced Media Training:

NAME                          AGE            POSITION
----                          ---            --------

Buddy Young                   71             President, Chief Executive Officer,
                                             Chief Financial Officer and
Chairman
L. Stephen Albright           54             Vice President, Secretary and
Director
David Leedy                   65             Director
Dennis Spiegelman             59             Director
Mel Powell                    41             Director
Howard Young                  48             Vice President

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

ITEM 10. EXECUTIVE COMPENSATION.



                                    ANNUAL COMPENSATION                   LONG-TERM COMPENSATION
                           -------------------------------------   -----------------------------------
                                                                                  Securities
Name and                                            Other Annual   Restricted     Underlying   LTIP      All Other
Principal Position         Year    Salary   Bonus   Compensation   Stock Awards   Option       Payouts   Comp.
------------------         ----    ------   -----   ------------   ------------   ----------   -------   ---------
Buddy Young,
CEO, CFO & Director        2002     -0-      -0-        -0-            -0-           -0-        -0-        -0-
                           2003     -0-      -0-        -0-            -0-           -0-        -0-        -0-
                           2004     -0-      -0-        -0-            -0-           -0-        -0-        -0-
                           2005     -0-      -0-        -0-            -0-           -0-        -0-        -0-
                           2006     -0-      -0-        -0-            -0-           -0-        -0-        -0-

L. Stephen Albright,
Secretary & Director (1)   2002     -0-      -0-        -0-            -0-           -0-        -0-        -0-
                           2003     -0-      -0-        -0-            -0            -0-        -0-        -0-
                           2004     -0-      -0-        -0-            -0-           -0-        -0-        -0-
                           2005     -0-      -0-        -0-            -0-           -0-        -0-        -0-
                           2006     -0-      -0-        -0-            -0-           -0-        -0-        -0-

Dennis Spiegelman,
Director (2)               2002     -0-      -0-        -0-            -0-           -0-        -0-        -0-
                           2003     -0-      -0-        -0-            -0-           -0-        -0-        -0-
                           2004     -0-      -0-        -0-            -0-           -0-        -0-        -0-
                           2005     -0-      -0-        -0-            -0-           -0-        -0-        -0-
                           2006     -0-      -0-        -0-            -0-           -0-        -0-        -0-

David J. Leedy,
Director (2)               2002     -0-      -0-        -0-            -0-           -0-        -0-        -0-
                           2003     -0-      -0-        -0-            -0-           -0-        -0-        -0-
                           2004     -0-      -0-        -0-            -0-           -0-        -0-        -0-
                           2005     -0-      -0-        -0-            -0-           -0-        -0-        -0-
                           2006     -0-      -0-        -0-            -0-           -0-        -0-        -0-

Mel Powell
Director                   2002     -0-      -0-        -0-            -0-           -0-        -0-        -0-
                           2003     $7,700   -0-        -0-            -0-           -0-        -0-        -0-
                           2004     $8,140   -0-        -0-            -0-           -0-        -0-        -0-
                           2005     $8,400   -0-        -0-            -0-           -0-        -0-        -0-
                           2006     -0-      -0-        -0-            -0-           -0-        -0-        -0-

Howard Young,
Vice President (3)         2002     -0-      -0-        -0-            -0-           -0-        -0-        -0-
                           2003     $6,000   -0-        -0-            -0-           -0-        -0-        -0-
                           2004     $68,295  -0-        -0-            -0-           -0-        -0-        -0-
                           2005     $72,000  -0-        -0-            -0-           -0-        -0-        -0-
                           2006     $72,000  -0-        -0-            -0-           -0-        -0-        -0-

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

EMPLOYMENT AND CONSULTING AGREEMENTS

         We do not have any employment or consulting agreements with any of our executive officers. Other than the compensation paid to Mr. Howard Young, no other compensation has been paid or accrued to any officer or director since the incorporation of Advanced Media Training, Inc. in March 2000.

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

         During fiscal 2006, Howard Young received a total of $72,000 (see "Certain Relationships and Related Transactions"). Other than the compensation paid to Mr. Young, no other compensation has been paid to any officer or director since the incorporation of Advanced Media Training, Inc. in March 2000. No stock options, warrants or other rights have been issued to any of the Company's officers, directors or employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of August 1, 2006, regarding beneficial ownership of the Common Stock of the Company by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock, (ii) each director of the Company, (iii) the Chief Executive Officer and other executive officers of the Company and (iv) the Company's executive officers and directors as a group. Unless otherwise indicated, the address of each stockholder listed in the table is 17337 Ventura Boulevard, Suite 208, Encino, California 91316.

                                                                                         PERCENTAGE
TITLE OF CLASS             NAME AND ADDRESS                    NUMBER OF SHARES          OWNERSHIP
--------------             ----------------                    ----------------          ----------
Common stock               Buddy Young (1)                         10,084,000              42.31%
                           17337 Ventura Blvd., Ste. 208
                           Encino, CA  91316

Common stock               Stephen Albright (2)                       600,000               2.52%
                           17337 Ventura Blvd., Ste. 208
                           Encino, CA  91316

Common stock               David Leedy (3)                             60,000                .25%
                           17337 Ventura Blvd., Ste. 208
                           Encino, CA  91316

Common stock               Dennis Spiegelman (3)                       60,000                .25%
                           17337 Ventura Blvd., Ste. 208
                           Encino, CA  91316

Common stock               Howard Young (4)                           420,000               1.77%
                           17337 Ventura Blvd., Ste. 208
                           Encino, CA  91316

Common Stock               Mel Powell (5)                                 -0-                -0-%
                           17337 Ventura Blvd., Ste. 208
                           Encino, CA  91316

All officers and directors
as a group (6 persons)                                             11,224,000              47.09%

Common stock               Global Consulting &                      3,000,000              12.58%
                           Marketing Corp.
                           1847 Collier Parkway
                           Lutz, Florida 33549

Common stock               Worldwide Venture                        1,464,000               6.14%
                           Capital Corp.
                           1847 Collier Parkway
                           Lutz, Florida  33549

Common stock               Stephanie M. Hughes                      1,314,000               5.51%
                           1847 Collier Parkway
                           Lutz, Florida  33549

---------------

(1) All of the shares directly owned by the Young Family Trust ("Trust") and thus beneficially owned by Buddy Young and his wife, Rebecca Young, who, as co-trustees of the Trust, share voting and investment power over the shares. Buddy Young is a director, the chief executive officer and the chief financial officer of the Company.
(2)      Director, Vice President and Secretary
(3)      Director
(4)      Howard Young is a Vice President and the son of Mr. Buddy Young.
(5)      Director

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We have an agreement with our President and majority shareholder to borrow up to $600,000 (at the president's discretion) at 8% interest through December 31, 2006. Repayment is to be made when funds are available with the balance of principal and interest due June 30, 2007. The Company owes our President $52,269 in principal under this agreement on May 31, 2006.

         The note is secured by all our right, title and interest in and to our video productions and projects, regardless of their state of production, including all related contracts, licenses, and accounts receivable.

         For the years ended May 31, 2006, and 2005 our President devoted time to our development. Compensation expense totaling $41,600 has been recorded for each of the years ended May 31, 2006 and 2005. Our President has waived reimbursement of the amounts due and has considered these amounts as donated capital.

         Mr. Howard Young, an officer of the Company and the son of the Company's president, received fees totaling $72,000 in fiscal 2006. Mr. Young's duties include the management of our administrative and sales functions.

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

         32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

         The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements and for the reviews of the financial statements included in our annual report on Form 10-KSB and 10-QSBs respectively, and for other services normally provided in connection with statutory filings were approximately $26,000 and $16,000, respectively, in the years ended May 31, 2006 and May 31, 2005.

TAX FEES

         The aggregate fees billed by our auditors for tax compliance matters were approximately $1,400 and $1,400 in the fiscal years ended May 31, 2006 and May 31, 2005.

ALL OTHER FEES

         We did not incur any fees for other professional services rendered by our independent auditors during the years ended May 31, 2006 and May 31, 2005.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    August 28, 2006                 ADVANCED MEDIA TRAINING, INC.

                                         By: /S/ BUDDY YOUNG
                                             -----------------------------------
                                             Buddy Young
                                             President, Chief Executive Officer
                                             and Chief Financial Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Date:    August 28, 2006                 /S/ BUDDY YOUNG
                                         ---------------------------------------
                                             Buddy Young
                                             President, Chief Executive Officer,
                                             Chief Financial Officer and
                                             Director (Principal Executive,
                                             Financial and Accounting Officer)


Date:    August 28, 2006                 /S/ L. STEPHEN ALBRIGHT
                                         ---------------------------------------
                                             L. Stephen Albright
                                             Director


Date:    August 28, 2006                 /S/ DENNIS SPIEGELMAN
                                         ---------------------------------------
                                             Dennis Spiegelman
                                             Director

Date:    August 28, 2006                 /S/ DAVID LEEDY
                                         ---------------------------------------
                                             David Leedy
                                             Director

 Date:   August 28, 2006                 /S/ MEL POWELL
                                         ---------------------------------------
                                             Mel Powell
                                             Director