Form 10QSB
period 2006-08-31
ADVANCED MEDIA TRAINING INC
filed 2006-10-10
CIK 1250485

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended August 31, 2006

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

         The Registrant has 23,833,524 shares of Common stock, par value $.001 per share issued and outstanding as of August 31, 2006. Based on the closing bid price of the issuer's common stock on August 31, 2006 the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was approximately $6,136,000.

         Traditional Small Business Disclosure Format (check one) Yes [_] No [X]

                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB



PART I   FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----
Item 1.       Financial Statements.......................................      3
              Balance Sheets
                  August 31, 2006 and May 31, 2006.......................      4
              Statements of Operations and Accumulated Deficit
                  For the Three Months Ended
                  August 31, 2006 and 2005...............................      5
              Statements of Shareholders' Deficit
                  For the Three Months Ended August 31, 2006.............      6
              Statements of Cash Flows
                  For the Three Months Ended
                  August 31, 2006 and 2005...............................      7
              Notes to Financial Statements..............................      8

Item 2.       Management's Discussion and Analysis or Plan
              of Operation...............................................     13

Item 3.       Controls and Procedures....................................     17

PART II       OTHER INFORMATION

Item 1.       Legal Proceedings..........................................     18

Item 2.       Changes in Securities and Use of Proceeds..................     18

Item 3.       Defaults upon Senior Securities............................     18

Item 4.       Submission of Matters to a Vote of Security Holders........     18

Item 5.       Other Information..........................................     18

Item 6.       Exhibits ..................................................     18

Signatures...............................................................     19

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                (Financial Statements Commence on Following Page)

ADVANCED MEDIA TRAINING, INC.


BALANCE SHEETS
-------------------------------------------------------------------------------
                                                      August 31,       May 31,
                                                        2006            2006
                                                     -----------    -----------
                                                     (Unaudited)

ASSETS

Cash .............................................   $    36,701    $    50,701

Accounts receivable, Net of allowance
  for doubtful accounts of $16,590
  in each period .................................        31,426         17,986

Property and equipment, Net of accumulated
  depreciation of $11,709 in each period .........           -0-            -0-

Prepaid expenses and other assets ................         5,985          2,115

Investment in Dematco, Inc. ......................        66,464         66,464
                                                     -----------    -----------

TOTAL ASSETS .....................................   $   140,576    $   137,266
                                                     ===========    ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES:
Bank overdraft ...................................   $     6,507    $     1,289
Line of credit ...................................        19,095         18,686
Accounts payable and accrued expenses ............        73,211         56,042
Deferred revenue .................................         2,718          5,570
Note payable to shareholder ......................        52,629         52,629
Accrued interest due to shareholder ..............        66,035         64,974
Convertible note payable, net of debt discount ...       115,963        100,670
                                                     -----------    -----------
Total liabilities ................................       336,158        299,860
                                                     -----------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, par value - $.001; 200,000,000
    shares authorized; 23,833,524 and
    23,774,000 shares issued and outstanding,
    respectively .................................        23,834         23,774
Common stock subscribed ..........................           -0-         50,000
Additional paid-in capital .......................       967,435        907,095
Accumulated deficit ..............................    (1,186,851)    (1,143,463)
                                                     -----------    -----------
Total shareholders' deficit ......................      (195,582)      (162,594)
                                                     -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT ......   $   140,576    $   137,266
                                                     ===========    ===========

See accompanying notes to financial statements.

ADVANCED MEDIA TRAINING, INC.


STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED
AUGUST 31, 2006 AND 2005 (UNAUDITED)
--------------------------------------------------------------------------------
                                                     2006              2005
                                                 ------------      ------------
                                                                   (As Restated)

REVENUES ...................................     $     95,218      $    101,405

COST OF REVENUES ...........................           15,508            35,071
                                                 ------------      ------------

GROSS PROFIT ...............................           79,710            66,334
                                                 ------------      ------------

EXPENSES:
Selling and marketing ......................           42,789            55,687
General and administrative .................           62,560            60,540
Research and development ...................              -0-                50
Interest expense ...........................           16,949            10,111
                                                 ------------      ------------
Total expenses .............................          122,298           126,388
                                                 ------------      ------------

LOSS BEFORE INCOME TAXES ...................          (42,588)          (60,054)

INCOME TAXES ...............................              800               -0-
                                                 ------------      ------------

NET LOSS ...................................     $    (43,388)     $    (60,054)
                                                 ============      ============

BASIC AND DILUTED LOSS PER SHARE ...........     $      (0.00)     $      (0.00)
                                                 ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING ........       23,804,409        16,110,000
                                                 ============      ============


See accompanying notes to financial statements.

ADVANCED MEDIA TRAINING, INC.

STATEMENTS OF SHAREHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED AUGUST 31, 2006 (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------
                                   COMMON STOCK            COMMON        ADDITIONAL
                             -------------------------      STOCK         PAID-IN      SHAREHOLDER
                               SHARES        AMOUNT       SUBSCRIBED      CAPITAL       (DEFICIT)        TOTAL
                             -----------   -----------    -----------   -----------    -----------    -----------
BALANCE, MAY 31, 2006 ....    23,774,000   $    23,774   $    50,000    $   907,095   $(1,143,463)   $  (162,594)

COMMON STOCK SUBSCRIPTION         59,524            60       (50,000)        49,940          --              -0-

CONTRIBUTED CAPITAL ......          --            --            --           10,400          --           10,400

NET LOSS .................          --            --            --             --         (43,388)       (43,388)
                             -----------   -----------    -----------   -----------    -----------    -----------

BALANCE, AUGUST 31, 2006 .    23,833,524   $    23,834   $       -0-    $   967,435   $(1,186,851)   $  (195,582)
                             ===========   ===========    ===========   ===========    ===========    ===========

See accompanying notes to financial statements.

ADVANCED MEDIA TRAINING, INC.

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2006 AND 2005 (UNAUDITED)
-------------------------------------------------------------------------------
                                                           2006          2005
                                                        ---------     ---------
                                                                   (As Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...........................................    $ (43,388)    $ (60,054)
Adjustments to reconcile net loss
     to net cash used by operating activities:
     Contribution of capital for  services..........       10,400        10,400
     Amortization of debt discount..................       15,293           -0-
     Depreciation ..................................          -0-           660
     Changes in operating assets and liabilities:
         Accounts receivable .......................      (13,440)          387
         Other assets ..............................       (3,870)       (3,185)
         Accounts payable and accrued expenses .....       18,230        39,317
         Deferred revenue ..........................       (2,852)       (1,808)
                                                        ---------     ---------
Net cash used by operating activities ..............      (19,627)      (14,283)
                                                        ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft .....................................        5,218           -0-
Net borrowings (repayments) from (to) shareholder ..          -0-        11,940
Net borrowings (repayments) on line of credit ......          409           (32)
                                                        ---------     ---------
Net cash provided by financing activities ..........        5,627        11,908
                                                        ---------     ---------
NET DECREASE IN CASH ...............................      (14,000)       (2,375)

CASH, BEGINNING OF YEAR ............................       50,701        11,774
                                                        ---------     ---------
CASH, END OF YEAR ..................................    $  36,701      $  9,399
                                                        =========     =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest .............................    $     594     $   1,077
Cash paid for income taxes .........................    $     800     $     -0-

In January and March 2006, the Company issued 7,664,000 shares of its common stock for the acquisition of Dematco, Inc. (See Note 3).

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

RESTATEMENT OF FINANCIAL STATEMENTS

The financial statements for the three months ended August 31, 2005 has been restated to correct certain errors in the financial statements and notes thereto. The errors relate to the recording of compensation expense for the
Company's president as contributed capital, the reclassification of a non-refundable upfront fee from additional paid in capital to deferred revenue and the expense of its license agreement in June 2004. The following financial statement line items for the three months ended August 31, 2005 were affected by the corrections.

STATEMENT OF OPERATIONS
2005                                                                 EFFECT OF
                                    AS REPORTED     AS ADJUSTED       CHANGE
                                    -----------     -----------     -----------
Revenues .......................    $    99,597     $   101,405     $     1,808
Expenses .......................        116,738         126,388           9,650
Net loss .......................    $   (52,212)    $   (60,054)    $    (7,842)

BALANCE SHEET
2005                                                                 EFFECT OF
                                    AS REPORTED     AS ADJUSTED       CHANGE
                                    -----------     -----------     -----------
Total assets ...................    $    87,329     $    61,079     $   (26,250)
Deferred revenue ...............            -0-           8,287           8,287
Total liabilities ..............        650,878         659,165           8,287
Additional paid-in capital .....        339,314         417,914          78,600
Accumulated deficit ............       (905,548)     (1,018,685)       (113,137)
Total shareholders' deficit ....    $  (563,549)    $  (598,086)    $   (34,537)

STATEMENT OF CASH FLOWS
2005                                                                 EFFECT OF
                                    AS REPORTED     AS ADJUSTED       CHANGE
                                    -----------     -----------     -----------
Net loss .......................    $   (52,212)    $   (60,054)    $    (7,842)
Contribution of capital ........            -0-          10,400          10,400
Amortization ...................            750             -0-            (750)
Deferred revenue ...............            -0-          (1,808)         (1,808)

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

PREPARATION OF INTERIM CONDENSED FINANCIAL STATEMENTS

These interim condensed financial statements for the periods ended August 31, 2006 and 2005 have been prepared by the Company's management, without audit, in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). In the opinion of management, these interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise noted) necessary to present fairly the Company's financial position, results of operations and cash flows for the fiscal periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in these interim financial statements pursuant to the SEC's rules and regulations, although the Company's management believes that the disclosures are adequate to make the information presented not misleading. The financial position, results of operations and cash flows for the interim periods disclosed herein are not necessarily indicative of future financial results. These interim condensed financial statements should be read in conjunction with the annual financial statements and the notes thereto included in the Company's most recent Annual Report on Form 10-KSB (as amended) for the fiscal year ended May 31, 2006.

SIGNIFICANT CUSTOMERS

The Company has two customers that exceed 10% of gross accounts receivable, (19% and 12%) at August 31, 2006. Two customers exceeded 10% of sales during the three months ended August 31, 2006, (12% and 11%) and one customer during the three months ended August 31, 2005 (10%).

PRODUCTION COSTS

The Company periodically incurs costs to produce new management training videos and enhance current videos. Historically, the Company has been unable to accurately forecast revenues to be earned on these videos and has, accordingly, expensed such costs as incurred. The Company had no production costs in either period.

NET LOSS PER SHARE

Basic and diluted net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding during the applicable fiscal periods. At August 31, 2006, the Company had outstanding debt that is convertible into 833,000 shares of the Company's common stock. In 2005, the Company had no common stock equivalents outstanding. Potentially dilutive shares are excluded from the computation in loss periods, as their effect would be anti-dilutive.

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

On March 20, 2006, the Company closed the transaction with Dematco. Per the agreement, the Company issued 6,464,000 shares of its common stock, restricted as to transfer, for the 8,080,000 shares of Dematco. In addition, the Company received an option to purchase all of the remaining issued and outstanding equity of Dematco from Dematco's shareholders. The option is exercisable up to and including February 28, 2007. The audited financial statements of Dematco indicate total assets of approximately $21,000 and a stockholders' deficit of approximately $2,000. Based on the restricted nature and volume of shares issued and Dematco's limited operating history as a development stage company, we valued the investment in Dematco at the par value of the shares issue, $6,464.

During January 2006, the Board of Directors issued 1,200,000 shares (unrestricted) of the Company's common stock to two consultants for services relating to the Letter of Intent. The shares had an aggregate fair market value of $60,000 on the date of issuance and have been recorded as a cost of acquisition.

During August 2006, the Board of Directors approved the exercise of the option to purchase the remaining issued and outstanding shares of Dematco, 92,920,000 shares, in a one for one stock exchange. As of August 31, 2006, the exercise of the option transaction was not complete.

4.       NOTE PAYABLE TO SHAREHOLDER

The Company has an agreement with its President and majority shareholder to borrow up to $600,000 with interest at 8.0%. Repayment shall be made when funds are available and the balance of principal and accrued interest is due June 30, 2007.

5.       LINE OF CREDIT

The Company has a revolving line of credit with a bank which permits borrowings up to $40,000. The line is guaranteed by the Company's President. Interest is payable monthly at 2.22% above the bank's prime rate of interest (10.47% at August 31, 2006).

6.       CONVERTIBLE NOTE PAYABLE

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

7.       STOCKHOLDERS' DEFICIT

COMMON STOCK ISSUED

During May 2006, the Company received $50,000 for the purchase of 59,524 shares of the Company's common stock restricted as to transfer. The shares were subsequently issued to the purchasers during July 2006.

8.       INCOME TAXES

The Company has net operating loss carryforwards totaling approximately $953,000 at May 31, 2006 for Federal income tax purposes available to offset future taxable income through 2026. Deferred tax assets consist substantially of the net operating loss carryforward. The Company has made a 100% valuation allowance against the deferred tax asset

9.       STOCK COMPENSATION PLAN

On January 9, 2006, the Company created the 2006 Employees-Consultants Stock Compensation Plan of Advanced Media Training, Inc., ("the Plan"), to offer directors, officers and selected key employees, advisors and consultants an opportunity to acquire a proprietary interest in the success of the Company to receive compensation, or to increase such interest, by purchasing shares of the Company's common stock. The Plan provides for either the direct award or sale of shares and for the grant of options to purchase shares. Options granted under the Plan may include non-statutory options, as well as ISO's intended to qualify under section 422 of the IRS code. On January 18, 2006, the Company awarded 1,200,000 shares of common stock to two consultants under the Plan (see note 6). As of August 31, 2006, no options have been granted under the Plan.

10.      COMMITMENTS AND CONTINGENCIES

The Company has agreements with companies to pay a royalty on sales of certain videos (co produced with these companies). The royalty is based on a specified formula, which averages approximately 35% of net amounts collected.

The Company leases its operating facility for $2,295 per month (increasing to $2,364 effective September 2006) in Encino, California under an operating lease which expires August 31, 2007. Rent expense was $4,590 and $4,370 for the three months ended August 31, 2006 and 2005, respectively.

11.      LEGAL

The Company is, from time to time, subject to legal and other matters in the normal course of its business. While the results of such matters cannot be predicted with certainty, management does not believe that the final outcome of any pending matters will have a material effect on the financial position and results of operations of the Company.

12.      RELATED PARTY TRANSACTIONS

The Company has a consulting agreement with Howard Young, the son of Buddy Young (the Company's Chief Executive Officer) which provides a monthly fee of $6,500 for administrative and sales consultation. The fee is allocated equally between General and Administrative and Selling and Marketing expense in the Statement of Operations for the three months ended August 31, 2006 and 2005. Total expense was $19,250 in 2006 and $18,000 2005.

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

SELECT FINANCIAL INFORMATION

                                                    For the Three Months Ended
                                                    ---------------------------
                                                     08/31/06          08/31/05
                                                    ---------         ---------
                                                   (Unaudited)       (Unaudited)
                                                                   (As Restated)
Statement of Operations Data
Total revenue ..............................        $  95,218         $ 101,405
Operating loss .............................        $ (42,588)        $ (60,054)
Net loss per share .........................        $   (0.00)        $   (0.00)

Balance Sheet Data
Total assets ...............................        $ 140,576         $  61,079
Total liabilities ..........................        $ 336,158         $ 659,165
Stockholder's deficit ......................        $(195,582)        $(598,086)


RESULTS OF OPERATIONS

GENERAL

         Advanced Media Training's current core business is the development, production and distribution of management and general workforce training videos for use by businesses throughout the world. In addition to distributing videos produced by us, we market and distribute training videos financed and produced by other producers, which currently account for approximately 41% of our sales revenues.

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

         Additionally, On Monday, March 20, 2006, the Company closed a transaction with Dematco Limited, a United Kingdom corporation ("Dematco"). In a 5 for 4 stock exchange we issued 6,464,000 of our common stock, for 8,080,000 shares of Dematco's equity. The 8,080,000 shares of Dematco's common stock equals eight percent (8%) of Dematco's total issued and outstanding equity. In addition, we have an option to exchange 92,920,000 shares of our common stock for all the remaining issued and outstanding equity of Dematco. The option is exercisable up to and including February 28, 2007, the one year anniversary of the effective date of the transaction.

         If we were to exercise our option and acquire the remaining Ninety Two percent (92%) of Dematco, it would result in the change of control of the Company. The major implication from such a change in control would be that the Company's management and core business would become that of Dematco, and that our current business of producing and distributing workforce training videos would be discontinued. As of August 31, 2006, the Company's intent is to continue its review of Dematco and its business so that it may, prior to the expiration of the option, determine whether or not to exercise the option and effect the changes as stated above.

         Dematco is a UK registered private company, based in Geneva that provides proprietary dematerialization services to the securities industry. Dematco provides these services pursuant to an agreement with SBP, (Societe Bancaire Privee), a Geneva based federal bank. SBP is a worldwide clearer and provider of depository facilities for all manner of financial instruments.

         Dematerialization is the digital process of eliminating physical certificates for securities and other negotiable instruments. Dematerialized instruments are not on paper and no certificate exists. They are maintained in the form of entries in the books of stock transfer agents and depositories. Essentially, unlike the traditional method of possessing a share certificate as proof of ownership of shares, in the demat system, the shares are held in a dematerialized form as a record of security ownership. The SIA (Securities Industry Association) defines "Dematerialization" as "the process of eliminating physical certificates as a record of security ownership, or where ownership of the security exists only as an accounting record. Dematerialization eliminates certificates, replacing them with electronic ownership records. The goal of dematerialization is to facilitate paperless transactions, which streamlines processing, lowers costs and reduces the risk associated with lost, stolen or counterfeit certificates.

THREE-MONTH PERIOD ENDED AUGUST 31, 2006 COMPARED TO THREE-MONTH PERIOD ENDED AUGUST 31, 2005

REVENUES

         Our revenues for the three month period ended August 31, 2006 were $95,218. Revenues for the prior three month period ended August 31, 2005, were $101,405. This represents a decrease of $6,187. The decrease was mainly due to the fact that we did not introduce any new training video produced by us into the marketplace during this period, and the aging of the videos in our library.

         Domestic product sales and rentals, royalties resulting from the closed circuit telecast of our videos, and royalties derived from international sales made up 100% of the total revenue in the three-month periods ended August 31, 2006 and 2005. Sales of videos produced by other companies accounted for approximately 41% of sales in the three-month period ended August 31, 2006 and approximately 65% in the same period in 2005. As a result of our limited financial resources which prevent us from financing and producing many new videos, we expect that the sale of videos produced by others will continue to represent approximately 40 to 70% of revenues.

COSTS AND EXPENSES

         Our cost of goods sold during the three month period ended August 31, 2006, decreased to $15,508 from $35,071 during the three months ended August 31, 2005. This represents a decrease of $19,563. The cost of goods sold as a percent of sales decreased by approximately 19% (35% in 2005 to 16% in 2006). This decrease is a direct result of the sales mix during the quarter ended August 31, 2006 shifting to higher gross profit items (i.e., internally produced videos).

         Approximately 41% of our revenue is generated from the sale of training videos produced by companies with which we have distribution contracts with. The terms of these distribution contracts vary with regard to percentage of discount we receive. These discounts range from a low of 35% to a high of 50% of gross receipts. As we cannot predict which companies will produce better selling videos in any one period, we cannot predict future product mix. However, we anticipate that excluding production costs, the cost of goods sold as a percentage of revenues will be approximately within the 15 to 35 percent range.

         Total operating expenses decreased to $122,298 during the three months ended August 31, 2006 from $126,388 in the three month period ended August 31, 2005. This represents a decrease of $4,090. This decrease was primarily due to the streamlining of our processes and decreased use of outside consultants and services.

         Selling and marketing expenses decreased to $42,789 during the three months ended August 31, 2006 from $55,687 during the three months ended August 31, 2005. This represents a decrease of $12,898. Our selling and marketing costs are substantially related to the introduction of new videos produced by us. These costs are mainly comprised of the creation of advertising and publicity materials, the making of preview copies of the video to be sent to other distributors, advertising space in trade publications, commissions on sales and consulting fees paid to Howard Young (son of Buddy Young, CEO), of which, $3,250 per month is allocated to selling and marketing duties.

         General and administrative expenses increased to $62,560 during the three months ended August 31, 2006 from $60,540 during the three months ended August 31, 2005. This represents an increase of $2,020. The main components in these general and administrative expenses are salaries for our employees, consulting fees, and professional fees for accounting and legal services, and rent. We anticipate that our general and administrative expenses will remain at this level until we generate additional revenues to support an increase in our infrastructure.

         The Company incurred no significant research and development expenses in either period. This was due to the fact that we did not research any new training products during these periods due to negative cash flows in 2005 and 2006.

         Interest expense increased to $16,949 during the three months ended August 31, 2006 from $10,111 during the three months ended August 31, 2005. This represents an increase of $6,838. This increase is primarily due to amortization of the debt discount on the convertible note payable, offset by the fact that a substantial portion of the principal owed our President and principal shareholder were paid during fiscal 2006.

         Our net loss decreased to $43,388 during the three months ended August 31, 2006 from $60,054 during the three months ended August 31, 2005. This is a decrease of $16,666. The primary cause of this decrease is the result of the sales mix during the quarter ended August 31, 2006 shifting to higher gross profit items such as our internally produced videos, as well as reduced selling and marketing expenses.

LIQUIDITY AND CAPITAL RESOURCES

         Our working capital deficit decreased to $99,439 during the three months ended August 31, 2006 from $146,707 during the three months ended August 31, 2005. This is a direct result of our decrease in accounts payable and line of credit resulting from the issuance of a $500,000 convertible debenture in February 2006.

         Our cash flows used by operations increased to $19,627 during the three months ended August 31, 2006 from $14,283 during the three months ended August 31, 2005. This increase is the result of a decrease in net loss, an increase in our accounts receivable during 2006 offset by the amortization of the debt discount on the convertible note payable.

         During 2006 we did not use any cash for investing activities.

         Our cash flows provided by financing activities decreased to $5,627 during the three months ended August 31, 2006 from $11,908 during the three months ended August 31, 2005. This is the result of a decrease in borrowings from our President and principal shareholder.

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

                                     PART II
                                OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS    None.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS    None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES   None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              During the quarter ended August 31, 2006, no matters were submitted to the Company's security holders.

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

                                           ADVANCED MEDIA TRAINING, INC.
                                           (Registrant)


Dated: October 10, 2006                    /S/ BUDDY YOUNG
                                           ------------------------------------
                                               Buddy Young, President and Chief
                                               Executive Officer