Form 10QSB
period 2006-11-30
ADVANCED MEDIA TRAINING INC
filed 2007-01-09
CIK 1250485

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended November 30, 2006


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

         The Registrant has 116,753,524 shares of Common stock, par value $.001 per share issued and outstanding as of December 31, 2006. Based on the closing bid price of the issuer's common stock on December 31, 2006, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was approximately $2.6 million.

         Traditional Small Business Disclosure Format (check one)

                             Yes [_]     No [X]

                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB



PART I   FINANCIAL INFORMATION
                                                                           PAGE
Item 1.  Financial Statements (Unaudited)                                     3
         Condensed Balance Sheets
             November 30, 2006 and May 31, 2006                               4
         Condensed Statements of Operations
             For the Three- and Six-Month Periods
             Ended November 30, 2006 and 2005                                 5
         Condensed Statements of Cash Flows
             For the Six Months Ended
             November 30, 2006 and 2005                                       6
         Condensed Statements of Shareholders' Deficit
             For the Six Months Ended November 30, 2006                       7
         Notes to Financial Statements                                        8

Item 2.  Management's Discussion and Analysis or Plan
         of Operation                                                        13

Item 3.  Controls and Procedures                                             17

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                   18

Item 2.  Changes in Securities and Use of Proceeds                           18

Item 3.  Defaults upon Senior Securities                                     18

Item 4.  Submission of Matters to a Vote of Security Holders                 18

Item 5.  Other Information                                                   18

Item 6.  Exhibits                                                            18

Signatures                                                                   19

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                (Financial Statements Commence on Following Page)

ADVANCED MEDIA TRAINING, INC.


CONDENSED BALANCE SHEETS
-------------------------------------------------------------------------------
                                                     November 30,     May 31,
                                                        2006           2006
                                                     (Unaudited)
                                                     -----------    -----------
ASSETS

Cash .............................................   $    25,507    $    50,701

Accounts receivable, Net of allowance
  for doubtful accounts of $16,590
  in each period .................................        40,900         17,986

Property and equipment, Net of accumulated
  depreciation of $11,709 in each period .........          --             --

Prepaid expenses and other assets ................         3,202          2,115

Investment in Dematco, Inc. ......................        66,464         66,464
                                                     -----------    -----------

TOTAL ASSETS .....................................   $   136,073    $   137,266
                                                     ===========    ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES:
Bank overdraft ...................................   $      --      $     1,289
Line of credit ...................................        19,094         18,686
Accounts payable and accrued expenses ............        73,911         56,042
Deferred revenue .................................         1,546          5,570
Note payable to shareholder ......................        69,394         52,629
Accrued interest due to shareholder ..............        67,410         64,974
Convertible note payable, net of debt discount ...       133,579        100,670
                                                     -----------    -----------
Total liabilities ................................       364,934        299,860
                                                     -----------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, par value - $.001; 200,000,000
    shares authorized; 23,833,524 and 23,774,000
    shares issued and outstanding, respectively ..        23,834         23,774
Common stock subscribed ..........................          --           50,000
Additional paid-in capital .......................       977,835        907,095
Accumulated deficit ..............................    (1,230,530)    (1,143,463)
                                                     -----------    -----------
Total shareholders' deficit ......................      (228,861)      (162,594)
                                                     -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT ......   $   136,073    $   137,266
                                                     ===========    ===========


See accompanying notes to financial statements.

ADVANCED MEDIA TRAINING, INC.

CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED
NOVEMBER 30, 2006 AND 2005 (UNAUDITED)
-------------------------------------------------------------------------------------------

                                       THREE MONTHS                     SIX MONTHS
                               ----------------------------    ----------------------------
                                   2006            2005            2006            2005
                               ------------    ------------    ------------    ------------
                                               (As Restated)                   (As Restated)
REVENUES ...................   $    110,213    $     98,109    $    205,431    $    199,514

COST OF REVENUES ...........         25,594          30,079          41,102          65,150
                               ------------    ------------    ------------    ------------

GROSS PROFIT ...............         84,619          68,030         164,329         134,364
                               ------------    ------------    ------------    ------------

EXPENSES:
Selling and marketing ......         41,512          40,534          84,301          96,221
General and administrative .         66,823          81,035         129,384         141,575
Research and development ...           --              --              --                50
Interest expense ...........         19,963           9,724          36,911          19,835
                               ------------    ------------    ------------    ------------
Total expenses .............        128,298         131,293         250,596         257,681
                               ------------    ------------    ------------    ------------

LOSS BEFORE INCOME TAXES ...        (43,679)        (63,263)        (86,267)       (123,317)

INCOME TAXES ...............           --              --               800            --
                               ------------    ------------    ------------    ------------

NET LOSS ...................   $    (43,679)   $    (63,263)   $    (87,067)   $   (123,317)
                               ============    ============    ============    ============

BASIC AND DILUTED LOSS
   PER SHARE ...............   $      (0.00)   $      (0.00)   $      (0.00)   $      (0.01)
                               ============    ============    ============    ============

WEIGHTED AVERAGE SHARES
   OUTSTANDING .............     23,833,524      16,110,000      23,818,887      16,110,000
                               ============    ============    ============    ============


See accompanying notes to financial statements.

ADVANCED MEDIA TRAINING, INC.

CONDENSED STATEMENTS OF SHAREHOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2006 (UNAUDITED)
----------------------------------------------------------------------------------------------------------------

                                    COMMON STOCK           COMMON       ADDITIONAL
                             -------------------------     STOCK          PAID-IN     SHAREHOLDER
                                SHARES        AMOUNT     SUBSCRIBED       CAPITAL      (DEFICIT)        TOTAL
                             -----------   -----------   -----------    -----------   -----------    -----------
BALANCE, MAY 31, 2006 ....    23,774,000   $    23,774   $    50,000    $   907,095   $(1,143,463)   $  (162,594)

COMMON STOCK SUBSCRIPTION         59,524            60       (50,000)        49,940          --             --

CONTRIBUTED CAPITAL ......          --            --            --           20,800          --           20,800

NET LOSS .................          --            --            --             --         (87,067)       (87,067)
                             -----------   -----------   -----------    -----------   -----------    -----------

BALANCE, NOVEMBER 30, 2006    23,833,524   $    23,834   $      --      $   977,835   $(1,230,530)   $  (228,861)
                             ===========   ===========   ===========    ===========   ===========    ===========


See accompanying notes to financial statements.

ADVANCED MEDIA TRAINING, INC.

CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2006 AND 2005 (UNAUDITED)
-------------------------------------------------------------------------------

                                                            2006         2005
                                                         ---------    ---------
                                                                   (As Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .............................................   $ (87,067)   $(123,317)
Adjustments to reconcile net loss
     to net cash used by operating activities:
     Contribution of capital for  services ...........      20,800       20,800
     Amortization of debt discount ...................      32,909         --
     Depreciation ....................................        --          1,320
     Changes in operating assets and liabilities:
         Accounts receivable .........................     (22,914)       6,795
         Other assets ................................      (1,087)        (293)
         Accounts payable and accrued expenses .......      20,305       65,600
         Deferred revenue ............................      (4,024)      (2,890)
                                                         ---------    ---------
Net cash used by operating activities ................     (41,078)     (31,985)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft .......................................      (1,289)        --
Net borrowings (repayments) from (to) shareholder ....      16,765       29,940
Net borrowings (repayments) on line of credit ........         408          (32)
                                                         ---------    ---------
Net cash provided by financing activities ............      15,884       29,908
                                                         ---------    ---------
NET DECREASE IN CASH .................................     (25,194)      (2,077)

CASH, BEGINNING OF YEAR ..............................      50,701       11,774
                                                         ---------    ---------
CASH, END OF YEAR ....................................   $  25,507    $   9,697
                                                         =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest ...............................   $   1,119    $   2,208
Cash paid for income taxes ...........................   $     800    $    --

In January and March 2006, the Company issued 7,664,000 shares of its common stock for the acquisition of Dematco, Inc. (See Note 3).


See accompanying notes to financial statements.

ADVANCED MEDIA TRAINING, INC.

NOTES TO FINANCIAL STATEMENTS

1.       BACKGROUND

Advanced Media Training, Inc. (the "Company") is engaged in the development, production and distribution of training and educational video products and services. Effective December 11, 2006, the Company exercised its option to acquire the remaining share of Dematco, Inc. Concurrent with the transaction; the Company transferred its training and educational video products and services business into a wholly-owned subsidiary, Progressive Training, Inc.("Progressive"; formed in early December 2006).

2.       INTERIM CONDENSED FINANCIAL STATEMENTS

FISCAL PERIODS

The Company's fiscal year-end is May 31. References to a fiscal year refer to the calendar year in which such fiscal year ends.

RESTATEMENT OF FINANCIAL STATEMENTS

The financial statements for the six months ended November 30, 2005 have been restated to correct certain errors in the financial statements and notes thereto. The errors relate to the recording of compensation expense for the
Company's president as contributed capital, the reclassification of a non-refundable upfront fee from additional paid in capital to deferred revenue and the expense of its license agreement in June 2004. The following financial statement line items for the six months ended November 30, 2005 were affected by the corrections.

Statement of Operations
2005
                                         AS             AS         EFFECT OF
                                      REPORTED       ADJUSTED        CHANGE
                                    -----------    -----------    -----------
Revenues .......................    $   196,624    $   199,514    $     2,890
Expenses .......................        238,381        257,681         19,300
Net loss .......................       (106,907)      (123,317)       (16,410)
Basic and diluted loss per
   share .......................    $     (0.04)   $     (0.05)   $     (0.01)

Balance Sheet
2005
                                         AS             AS         EFFECT OF
                                      REPORTED       ADJUSTED        CHANGE
                                    -----------    -----------    -----------

Total assets ...................    $    76,917    $    51,417    $   (25,500)
Deferred revenue ...............           --            7,205          7,205
Total liabilities ..............        695,161        702,366          7,205
Additional paid-in capital .....        339,314        428,314         89,000
Accumulated deficit ............       (960,243)    (1,081,948)      (121,705)
Total shareholders' deficit ....    $  (618,244)   $  (650,949)   $   (32,705)

Statement of Cash Flows
2005
                                         AS             AS         EFFECT OF
                                      REPORTED       ADJUSTED        CHANGE
                                    -----------    -----------    -----------

Net loss .......................    $  (106,907)   $  (123,317)   $   (16,410)
Contribution of capital ........           --           20,800         20,800
Amortization ...................          1,500           --           (1,500)
Deferred revenue ...............           --           (2,890)        (2,890)

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

PREPARATION OF INTERIM CONDENSED FINANCIAL STATEMENTS

These interim condensed financial statements for the periods ended November 30, 2006 and 2005 have been prepared by the Company's management, without audit, in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). In the opinion of management, these interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise noted) necessary to present fairly the Company's financial position, results of operations and cash flows for the fiscal periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in these interim financial statements pursuant to the SEC's rules and regulations, although the Company's management believes that the disclosures are adequate to make the information presented not misleading. The financial position, results of operations and cash flows for the interim periods disclosed herein are not necessarily indicative of future financial results. These interim condensed financial statements should be read in conjunction with the annual financial statements and the notes thereto included in the Company's most recent Annual Report on Form 10-KSB (as amended) for the fiscal year ended May 31, 2006.

SIGNIFICANT CUSTOMERS

The Company has two customers that exceed 10% of gross accounts receivable, (13% and 17%) at November 30, 2006. No customers exceeded 10% of sales during the six months ended November 30, 2006 and two customers during the six months ended November 30, 2005 accounted for 10%, each, of sales.

PRODUCTION COSTS

The Company periodically incurs costs to produce new management training videos and enhance current videos. Historically, the Company has been unable to accurately forecast revenues to be earned on these videos and has, accordingly, expensed such costs as incurred. The Company had no production costs in either period.

NET LOSS PER SHARE

Basic and diluted net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding during the applicable fiscal periods. At November 30, 2006, the Company had outstanding debt that is convertible into 833,000 shares of the Company's common stock. In 2005, the Company had no common stock equivalents outstanding. Potentially dilutive shares are excluded from the computation in loss periods, as their effect would be anti-dilutive.

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

During August 2006, the Board of Directors approved the exercise of the option to purchase the remaining issued and outstanding shares of Dematco, 92,920,000 shares, in a one for one stock exchange. As of November 30, 2006, the exercise of the option transaction was not complete; see Note 13.

4.       NOTE PAYABLE TO SHAREHOLDER

The Company has an agreement with its President and majority shareholder to borrow up to $600,000 with interest at 8.0%. Repayment shall be made when funds are available and the balance of principal and accrued interest is due December 31, 2007.

5.       LINE OF CREDIT

The Company has a revolving line of credit with a bank which permits borrowings up to $40,000. The line is guaranteed by the Company's President. Interest is payable monthly at 2.22% above the bank's prime rate of interest (10.48% at November 30, 2006).

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

On January 9, 2006, the Company created the 2006 Employees-Consultants Stock Compensation Plan of Advanced Media Training, Inc., ("the Plan"), to offer directors, officers and selected key employees, advisors and consultants an opportunity to acquire a proprietary interest in the success of the Company to receive compensation, or to increase such interest, by purchasing shares of the Company's common stock. The Plan provides for either the direct award or sale of shares and for the grant of options to purchase shares. Options granted under the Plan may include non-statutory options, as well as ISO's intended to qualify under section 422 of the IRS code. On January 18, 2006, the Company awarded 1,200,000 shares of common stock to two consultants under the Plan (see note 6). As of November 30, 2006, no options have been granted under the Plan.

10.      COMMITMENTS AND CONTINGENCIES

The Company has agreements with companies to pay a royalty on sales of certain videos (co produced with these companies). The royalty is based on a specified formula, which averages approximately 35% of net amounts collected.

The Company leases its operating facility for $2,295 per month (increasing to $2,364 effective September 2006) in Encino, California under an operating lease which expires August 31, 2007. Rent expense was $13,977 and $11,255 for the six months ended November 30, 2006 and 2005, respectively.

11.      LEGAL

The Company is, from time to time, subject to legal and other matters in the normal course of its business. While the results of such matters cannot be predicted with certainty, management does not believe that the final outcome of any pending matters will have a material effect on the financial position and results of operations of the Company.

12.      RELATED PARTY TRANSACTIONS

The Company has a consulting agreement with Howard Young, the son of Buddy Young (the Company's Chief Executive Officer) which provides a monthly fee of $6,500 for administrative and sales consultation. The fee is allocated equally between General and Administrative and Selling and Marketing expense in the Statement of Operations for the six months ended November 30, 2006 and 2005. Total expense was $38,750 in 2006 and $36,000 2005.

13.      SUBSEQUENT EVENT

In preparation for the close of the transaction with Dematco, and the change in the Company's business, all the assets and liabilities related to the workforce training business were transferred to the Company's wholly-owned subsidiary, Progressive Training, Inc., which was formed in early December 2006.

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

SELECT FINANCIAL INFORMATION

                                                     For the Three Months Ended
                                                     11/30/06          11/30/05
                                                   (Unaudited)       (Unaudited)
                                                    ---------         ---------
Statement of Operations Data
Total revenue ..............................        $ 110,213         $  98,109
Operating loss .............................        $ (43,679)        $ (63,263)
Net loss after taxes .......................        $ (43,679)        $ (63,263)
Net loss per share .........................        $   (0.00)        $   (0.00)

Balance Sheet Data
Total assets ...............................        $ 136,073         $  51,417
Total liabilities ..........................        $ 364,934         $ 702,366
Stockholder's deficit ......................        $(228,861)        $(650,949)

THREE-MONTH PERIOD ENDED NOVEMBER 30, 2006 COMPARED TO THREE-MONTH PERIOD ENDED NOVEMBER 30, 2005

GENERAL

         Our revenues for the three month period ended November 30, 2006 were $110,213. Revenues for the prior three month period ended November 30, 2005, were $98,109. This represents an increase of $12,104. This slight increase was mainly due to general market conditions in 2006.

         Net product sales made up nearly 100% of the total revenue in both three month periods. Sales of videos produced by other companies accounted for approximately 47% of sales in fiscal 2006 and 60% of sales in 2005.

COSTS AND EXPENSES

         From 2005 to 2006, the cost of goods sold for the three month period ended November 30, decreased from $30,079 to $25,594. This represents a decrease of $4,485. The cost of goods sold as a percent of sales decreased by 8% (31% in 2005 to 23% in 2006). This decrease is a direct result of the sales mix during the quarter ended November 30, 2006 shifting to higher gross profit items (i.e., internally produced videos).

         Selling and marketing expenses increased from $40,534 in 2005 to $41,512 in 2006. This represents an increase of $978. Our selling and marketing costs are substantially related to the introduction of new videos produced by us. These costs are mainly comprised of the creation of advertising and publicity materials, the making of preview copies of the video to be sent to other distributors, advertising space in trade publications, commissions on sales and consulting fees paid to Howard Young (son of Buddy Young, CEO), of which, $3,250 per month is allocated to selling and marketing duties.

         General and administrative expenses decreased from $81,035 in 2005 to $66,823 in 2006. This represents a decrease of $14,212. The main components in these general and administrative expenses are salaries for our employees, consulting fees, and professional fees for accounting and legal services, and rent.

         The Company incurred no significant research and development expenses in either period. This was due to the fact that we did not research any new training products during these periods due to negative cash flows in 2005 and 2006.

         Interest expense increased from $9,724 in 2005, to $19,963 in 2006. This increase is primarily due to amortization of the debt discount on the convertible note payable, offset by the fact that a substantial portion of the principal owed our President and principal shareholder were paid during fiscal 2006.

         The net loss decreased from $63,263 in 2005 to $43,679 in 2006. The primary cause of this decrease is the result of the sales mix during the six months ended November 30, 2006 shifting to higher gross profit items such as our internally produced videos.,

SELECT FINANCIAL INFORMATION

                                                      For the Six Months Ended
                                                     11/30/06          11/30/05
                                                   (Unaudited)       (Unaudited)
                                                    ---------         ---------
Statement of Operations Data
Total revenue ..............................        $ 205,431         $ 199,514
Operating loss .............................        $ (86,267)        $(123,317)
Net loss after taxes .......................        $ (87,067)        $(123,317)
Net loss per share .........................        $   (0.00)        $   (0.01)

SIX MONTH PERIOD FISCAL 2006 COMPARED TO SIX MONTH PERIOD FISCAL 2005

GENERAL

         Our revenues for the six month period ended November 30, 2006 were $205,431. Revenues for the prior six month period ended November 30, 2005, were $199,514. This represents a decrease of $5,917. This decrease was mainly due to general market conditions and no new videos that were produced by us being introduced into the marketplace.

         Net product sales made up nearly 100% of the total revenue in both six month periods. Sales of videos produced by other companies accounted for approximately 47% of sales in fiscal 2006 and 60% of sales in 2005.

COSTS AND EXPENSES

         From 2005 to 2006, the cost of goods sold during the six month period ended November 30, decreased from $65,150 to $41,102. This represents a decrease of $24,048. The cost of goods sold as a percent of sales decreased by approximately 13% (33% in 2005 to 20% in 2006). This decrease is a direct result of the sales mix during the quarter ended November 30, 2006 shifting to higher gross profit items (i.e., internally produced videos).

         Selling  and  marketing  expenses  decreased  from  $96,221  in 2005 to approximately $ 84,301 in 2006. Our selling and marketing costs are substantially related to the introduction of new videos produced by us. These costs are mainly comprised of the creation of advertising and publicity materials, the making of preview copies of the video to be sent to other distributors, advertising space in trade publications, commissions on sales and consulting fees paid to Howard Young (son of Buddy Young, CEO), of which, $3,250 per month is allocated to selling and marketing duties.

         General and administrative expenses decreased from $141,575 in 2005 to $129,384 in 2006. This represents a decrease of $12,191. The main components in these general and administrative expenses are salaries for our employees, consulting fees, and professional fees for accounting and legal services, and rent.

         Research and development expenses decreased from $50 in 2005 to $ 0 in 2006. This decrease was the result of our not developing any new videos during this period, and therefore eliminating any expenditure for research and development.

         Interest expense increased from $19,835 in 2005, to $36,911 in 2006. This represents an increase of $17,076. This increase is primarily due to amortization of the debt discount on the convertible note payable, offset by the fact that a substantial portion of the principal owed our President and principal shareholder were paid during fiscal 2006.

         The net loss decreased from $123,317 in 2005 to $87,067 in 2006. The primary cause of this decrease is the result of the sales mix during the six months ended November 30, 2006 shifting to higher gross profit items such as our internally produced videos, as well as reduced selling and marketing expenses.

PLAN OF OPERATION

         On December 11, 2006, the Company exercised its option to purchase the remaining issued and outstanding stock of Dematco, Inc. As a result of the close of the transaction, Dematco is now a wholly owned subsidiary, and the Company's business and operations will be that of Dematco.

         Dematco has operations in the UK and Switzerland. It is engaged in dematerializing or converting financial instruments from paper form to electronic form so as to enable such instruments to be traded electronically on exchanges or exchange platforms on a peer to peer basis. It is currently engaged in a significant transaction to convert insurance products into electronic form for Admiral Asset Group, Inc. that is involved in the trading of such insurance products.

         In preparation for the close of the transaction referred above, and the change in the Company's business, all the assets and liabilities related to the workforce training business were transferred to our wholly-owned subsidiary, Progressive which was formed in early December 2006.

LIQUIDITY AND CAPITAL RESOURCES

         Our working capital deficit decreased from $178,018 in 2005 to $95,554 in 2006. This is a direct result of our decrease in accounts payable and line of credit resulting from the issuance of a $500,000 convertible debenture In February 2006.

         Our cash flows used by operations increased from $31,985 in 2005 to $41,078 in 2006. This increase is primarily the result of our increased accounts receivable balance due to increased sales.

         During 2006 we did not use any cash for investing activities.

         Our cash flows provided by financing activities increased from $29,908 in 2005 to $15,884 in 2006. This is the result of advances provided by our shareholder along with changes in our line of credit.

         We currently have no material commitments at this time to fund development of new videos or to acquire any significant capital equipment

         We are a company with a limited operating history and a history of net losses.

         We had a cash balance of $25,507 on November 30, 2006. We have an agreement with our President and majority shareholder to fund any shortfall in cash flow up to $600,000 at 8% interest through June 30, 2007. We owed our President a total of $69,394 in principal under the agreement as of November 30, 2006. The note is collateralized by all of our right, title and interest in and to our video productions and projects, regardless of their stage of production, including all related contracts, licenses, and accounts receivable.

         The Company has a revolving line of credit with Bank of America. This line of credit permits the Company to borrow up to $40,000. The line of credit is guaranteed by the Company's President. Interest is payable monthly at 2.22% above the bank's prime rate of interest (10.78% at November 30, 2006). The line of credit does not require the Company to meet performance criteria or maintain any minimum levels of income or assets. The Company is in compliance with the terms and conditions of the line of credit. Our outstanding balance as of November 30, 2006, was $19,094.

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

                                       ADVANCED MEDIA TRAINING, INC.
                                       (Registrant)


Dated: January 8, 2007                 /S/ ROB STEVENS
                                       -----------------------------------
                                       Rob Stevens, President and Chief
                                       Executive Officer