Form 10QSB
period 2007-02-28
DEMATCO INC
filed 2007-04-13
CIK 1250485

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended February 28, 2007

[_] Transition Report under Section 13 or 15(d) of the Exchange Act for the Transition Period from ________ to ___________

                         Commission File Number: 0-50333

                                  DEMATCO, INC.
                (Formerly known as ADVANCED MEDIA TRAINING, INC.)
                (Name of Registrant as Specified in Its Charter)

            Delaware                                             95-4810658
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                       17337 Ventura Boulevard, Suite 208
                            Encino, California 91316
                    Issuer's Telephone Number: (818) 759-1876
            (Address and phone number of principal executive offices)

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

         The Registrant has 116,753,524 shares of Common stock, par value $.001 per share issued and outstanding as of April 11, 2007.

         Traditional Small Business Disclosure Format (check one) Yes [_] No [X]

                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB

PART I   FINANCIAL INFORMATION
                                                                            PAGE
Item 1.  Condensed Consolidated Financial Statements ........................  3
         Balance Sheets
             February 28, 2007(Unaudited) and May 31, 2006...................  4
         Statements of Operations
             For the Three- and Nine-Month Periods
             Ended February 28, 2007 and February 28, 2006(Unaudited)........  5
         Statements of Shareholders' Deficit
             For The Nine Months Ended
             February 28, 2007 (Unaudited)...................................  6
         Statements of Cash Flows
             For the Nine Months Ended
             February 28, 2007 and February 28, 2006(Unaudited)..............  7
         Notes to Financial Statements.......................................  8

Item 2.  Management's Discussion and Analysis or Plan
         of Operation........................................................ 13

Item 3.  Controls and Procedures............................................. 19

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings................................................... 20

Item 2.  Changes in Securities and Use of Proceeds........................... 20

Item 3.  Defaults upon Senior Securities..................................... 20

Item 4.  Submission of Matters to a Vote of Security Holders................. 20

Item 5.  Other Information................................................... 20

Item 6.  Exhibits............................................................ 20

Signatures................................................................... 21

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         (Financial Statements Commence on Following Page)

DEMATCO, INC. AND SUBSIDIARIES
(formerly Advanced Media Training, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------
                                                     February 28,
                                                        2007          May 31,
                                                     (Unaudited)       2006
                                                     -----------    -----------
ASSETS

Cash ............................................... $     2,841    $    50,701

Accounts receivable, Net of allowance
  for doubtful accounts of $25,590 and $16,590,
  respectively .....................................       9,135         17,986

Property and equipment, Net of accumulated
  depreciation of $11,709 in each period ...........        --             --

Prepaid expenses and other assets ..................       2,784          2,115

Costs in excess of net assets acquired .............     203,819         66,464
                                                     -----------    -----------

TOTAL ASSETS ....................................... $   218,579    $   137,266
                                                     ===========    ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES:
Bank overdraft ..................................... $     1,529    $     1,289
Line of credit .....................................      12,000         18,686
Accounts payable and accrued expenses ..............      52,908         56,042
Deferred revenue ...................................        --            5,570
Notes payable to shareholders ......................     132,491         52,629
Accrued interest due to shareholder ................      68,779         64,974
Convertible note payable, net of debt discount .....     153,870        100,670
                                                     -----------    -----------
Total liabilities ..................................     421,577        299,860
                                                     -----------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, par value - $.001;  200,000,000 shares
  authorized; 116,753,524 and 23,774,000 shares
  issued and outstanding, respectively .............     116,754         23,774
Common stock subscribed ............................        --           50,000
Additional paid-in capital .........................     979,106        907,095
Accumulated deficit ................................  (1,298,557)    (1,143,463)
Accumulated other comprehensive Loss ...............        (301)          --
                                                     -----------    -----------
Total shareholders' deficit ........................    (202,998)      (162,594)
                                                     -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT ........ $   218,579    $   137,266
                                                     ===========    ===========

See accompanying notes to financial statements.

DEMATCO, INC. AND SUBSIDIARIES
(formerly Advanced Media Training, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED
FEBRUARY 28, 2007 AND 2006 (UNAUDITED)
--------------------------------------------------------------------------------
                                        THREE MONTHS                      NINE MONTHS
                               ------------------------------    ------------------------------
                                    2007             2006             2007             2006
                               -------------    -------------    -------------    -------------
REVENUES ...................   $      85,602    $      94,287    $     291,033    $     293,801

COST OF REVENUES ...........          21,659           25,594           62,761           90,744
                               -------------    -------------    -------------    -------------

GROSS PROFIT ...............          63,943           68,693          228,272          203,057
                               -------------    -------------    -------------    -------------

EXPENSES:
Selling and marketing ......          27,783           42,567          112,073          138,788
General and administrative .          82,084           67,488          211,468          208,263
Research and development ...             200             --                200               50
Interest expense ...........          21,913           12,149           58,825           31,984
                               -------------    -------------    -------------    -------------
Total expenses .............         131,980          122,204          382,566          379,085
                               -------------    -------------    -------------    -------------

LOSS BEFORE INCOME TAXES ...         (68,037)         (53,511)        (154,294)        (176,028)

INCOME TAXES ...............            --               --                800              800
                               -------------    -------------    -------------    -------------

NET LOSS ...................   $     (68,037)   $     (53,511)   $    (155,094)   $    (176,828)
                               =============    =============    =============    =============

BASIC AND DILUTED LOSS
   PER SHARE ...............   $       (0.00)   $       (0.00)   $       (0.00)   $       (0.01)
                               =============    =============    =============    =============

WEIGHTED AVERAGE SHARES
   OUTSTANDING .............     105,396,635       16,656,667       50,712,650       16,290,220
                               =============    =============    =============    =============


See accompanying notes to financial statements.

DEMATCO, INC. AND SUBSIDIARIES
(formerly Advanced Media Training, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2007 (UNAUDITED)
--------------------------------------------------------------------------------
                                         COMMON STOCK             COMMON        ADDITIONAL                     ACCUMULATED
                                ----------------------------      STOCK          PAID-IN       ACCUMULATED     OTHER COMP.
                                   SHARES          AMOUNT       SUBSCRIBED       CAPITAL        (DEFICIT)         LOSS
                                ------------    ------------   ------------    ------------   ------------    ------------
BALANCE, MAY 31, 2006 .......     23,774,000    $     23,774   $     50,000    $    907,095   $ (1,143,463)   $       --

SUBSCRIBED STOCK ISSUED .....         59,524              60        (50,000)         49,940           --              --

COMMON STOCK ISSUED FOR
ACQUISITION OF DEMATCO,
  LTD. ......................     92,920,000          92,920           --              --             --              --

CONTRIBUTED CAPITAL .........           --              --             --            22,071           --              --

CURRENCY TRANSLATION ........           --              --             --              --             --              (301)

NET LOSS ....................           --              --             --              --         (155,094)           --

  COMPREHENSIVE LOSS ........           --              --             --              --             --              --

                                ------------    ------------   ------------    ------------   ------------    ------------
BALANCE, FEBRUARY 28, 2007 ..    116,753,524    $    116,754   $       --      $    979,106   $ (1,298,557)   $       (301)
                                ============    ============   ============    ============   ============    ============

                                    TOTAL
                                ------------
BALANCE, MAY 31, 2006 .......   $   (162,594)

SUBSCRIBED STOCK ISSUED .....           --

COMMON STOCK ISSUED FOR
ACQUISITION OF DEMATCO,
  LTD. ......................         92,920

CONTRIBUTED CAPITAL .........         22,071

CURRENCY TRANSLATION ........           (301)

NET LOSS ....................       (155,094)
                                -------------
  COMPREHENSIVE LOSS ........       (155,395)
                                ------------
                                ------------
BALANCE, FEBRUARY 28, 2007 ..   $   (202,998)
                                ============


See accompanying notes to financial statements.

DEMATCO, INC. AND SUBSIDIARIES
(formerly Advanced Media Training, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2007 AND 2006 (UNAUDITED)
-------------------------------------------------------------------------------
                                                            2007         2006
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .............................................   $(155,094)   $(176,828)
Adjustments to reconcile net loss
     to net cash used by operating activities:
     Contribution to capital for services ............      22,071       31,200
     Provision for bad debt ..........................       9,000        5,000
     Amortization of debt discount ...................      53,200         --
     Depreciation ....................................        --          1,981
     Changes in operating assets and liabilities:
         Accounts receivable .........................        (149)      (8,313)
         Other assets ................................        (669)          (5)
         Accounts payable and accrued expenses .......         671       75,389
         Deferred revenue ............................      (5,570)      (3,730)
                                                         ---------    ---------
Net cash used by operating activities ................     (76,540)     (75,306)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft .......................................         240        2,597
Net borrowings (repayments) from (to) shareholders ...      32,059       60,438
Net borrowings (repayments) on line of credit ........      (6,686)       1,268
Bank account during acquisition of Dematco, Ltd. .....       3,368         --
Proceeds from issuance of convertible note ...........        --        500,000
                                                         ---------    ---------
Net cash provided by financing activities ............      28,981      564,303
                                                         ---------    ---------
NET INCREASE (DECREASE) IN CASH ......................     (47,559)     488,997

EFFECT OF EXCHANGE RATE CHANGES ......................        (301)

CASH, BEGINNING OF YEAR ..............................      50,701       11,774
                                                         ---------    ---------
CASH, END OF YEAR ....................................   $   2,841    $ 500,771
                                                         =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest ...............................   $   1,372    $   3,491
Cash paid for income taxes ...........................   $     800    $     800


In January and March 2006, the Company issued 7,664,000 shares of its common stock for the acquisition of an interest in Dematco, Ltd. (See Note 3).

In December 2006, the Company issued 92,920,000 shares of its common stock for the exercise of its option to acquire the remaining interest in Dematco, Ltd. (See Note 3).


See accompanying notes to financial statements.

DEMATCO, INC. AND SUBSIDIARIES
(formerly Advanced Media Training, Inc.)

NOTES TO FINANCIAL STATEMENTS

1.       BACKGROUND

Dematco, Inc. (formerly Advanced Media Training, Inc.) (the "Company") is engaged in the business of dematerializing or converting financial instruments from paper form to electronic form so as to enable such instruments to be traded electronically on exchanges or exchange platforms on a peer to peer basis. The Company's wholly-owned subsidiary, Progressive Training, Inc. ("Progressive") is engaged in the development, production and distribution of training and educational video products and services. Effective December 11, 2006, the Company exercised its option to acquire the remaining shares of Dematco, Ltd.

Subsequent to February 28, 2007, the Company transferred its training and educational video products and services business into Progressive (formed in October 2006). In addition, the Company issued 1 million outstanding shares of Progressive were transferred to Buddy Young, former President of the Company, in exchange for his forgiving $80,000 in principal owed to him by the Company under a loan agreement. See Note 3.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of Dematco, Inc. and its wholly-owned subsidiaries, Progressive Training, Inc. and Dematco, Ltd.

All material inter-company accounts and transactions have been eliminated.


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

PREPARATION OF INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

These interim condensed consolidated financial statements for the periods ended February 28, 2007 and 2006 have been prepared by the Company's management, without audit, in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise noted) necessary to present fairly the Company's financial position, results of operations and cash flows for the fiscal periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in these interim financial statements pursuant to the SEC's rules and regulations, although the Company's management believes that the disclosures are adequate to make the information presented not misleading. The financial position, results of operations and cash flows for the interim periods disclosed herein are not necessarily indicative of future financial results. These interim condensed consolidated financial statements should be read in conjunction with the annual financial statements and the notes thereto included in the Company's most recent Annual Report on Form 10-KSB (as amended) for the fiscal year ended May 31, 2006.

SIGNIFICANT CUSTOMERS

The Company has one customer that exceeded 10% of gross accounts receivable, (11%) at February 28, 2007. One customer accounted for 10% of sales during the nine months ended February 28, 2007. No customers exceeded 10% of sales during the nine months ended February 28, 2006.

PRODUCTION COSTS

The Company periodically incurs costs to produce new management training videos and enhance current videos. Historically, the Company has been unable to accurately forecast revenues to be earned on these videos and has, accordingly, expensed such costs as incurred. The Company had no production costs in either period.

NET LOSS PER SHARE

Basic and diluted net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding during the applicable fiscal periods. At February 28, 2007 and 2006, the Company had outstanding debt that is convertible into 833,000 shares of the Company's common stock. Potentially dilutive shares are excluded from the computation in loss periods, as their effect would be anti-dilutive.

UNCLASSIFIED BALANCE SHEET

In accordance with the provisions of AICPA Statement of Position 00-2, "ACCOUNTING BY PRODUCERS OR DISTRIBUTORS OF FILMS," the Company has elected to present an unclassified balance sheet based on the operations of the Company during this quarter and year-to-date consisting primarily of the development, production and distribution of training and educational video products and services.


FOREIGN CURRENCY TRANSLATION

The interim condensed financial statements of Dematco, Ltd. are measured using the Great Britain Pound as the functional currency. Assets, liabilities and equity accounts of Dematco, Ltd. are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the period. The resulting cumulative translation adjustments have been recorded as a separate component of stockholders' deficit. The interim condensed consolidated financial statements are presented in United States of America dollars.

RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

There are no accounting standards with pending adoptions that have any applicability to the Company.

3.       COSTS IN EXCESS OF NET ASSETS ACQUIRED

During January 2006, the Board of Directors issued 1,200,000 shares (unrestricted) of the Company's common stock to two consultants for services relating to the negotiations of Dematco, Ltd and the Company. The shares had an aggregate fair market value of $60,000 on the date of issuance and have been recorded as a cost of acquisition.

On February 6, 2006, the Company entered into a Letter of Intent with Dematco, Ltd., ("Dematco"). Under the Letter of Intent, the Company had the 30 day right to, but not the duty, to purchase 8,080,000 shares of Dematco's common stock, which equals eight percent (8%) of the total issued and outstanding equity of Dematco.

On March 20, 2006, the Company closed the transaction with Dematco. Per the agreement, the Company issued 6,464,000 shares of its common stock, restricted as to transfer, for the 8,080,000 shares of Dematco. In addition, the Company received an option to purchase all of the remaining issued and outstanding equity of Dematco from Dematco's shareholders. The option was exercisable up to and including February 28, 2007. The audited financial statements of Dematco indicate total assets of approximately $21,000 and a stockholders' deficit of approximately $2,000. Based on the restricted nature and volume of shares issued and Dematco's limited operating history as a development stage company, the investment in Dematco was valued at the par value of the shares issued, $6,464.

During August 2006, the Board of Directors approved the exercise of the option to purchase the remaining issued and outstanding shares of Dematco, 92,920,000 shares, in a one for one stock exchange. In December 2006, the Company issued 92,920,000 shares of its common stock in exchange for all the remaining issued and outstanding shares of Dematco. The issuance was valued at the par value of the shares issued, $92,920.

4.       NOTES PAYABLE TO SHAREHOLDERS

The Company had an agreement with its former President, to borrow up to $600,000 with interest at 8.0%. Repayment shall be made when funds are available and the balance of principal and accrued interest is due June 30, 2007. The principal balance was $69,394 at February 28, 2007.

The Company has a loan agreement with a director that is due upon demand. The principal balance was $63,097 at February 28, 2007.

5.       LINE OF CREDIT

The Company has a revolving line of credit with a bank which permits borrowings up to $40,000. The line is guaranteed by the Company's former President. Interest is payable monthly at 2.22% above the bank's prime rate of interest (10.48% at February 28, 2007).

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

On January 9, 2006, the Company created the 2006 Employees-Consultants Stock Compensation Plan of Advanced Media Training, Inc., ("the Plan"), to offer directors, officers and selected key employees, advisors and consultants an opportunity to acquire a proprietary interest in the success of the Company to receive compensation, or to increase such interest, by purchasing shares of the Company's common stock. The Plan provides for either the direct award or sale of shares and for the grant of options to purchase shares. Options granted under the Plan may include non-statutory options, as well as ISO's intended to qualify under section 422 of the IRS code. On January 18, 2006, the Company awarded 1,200,000 shares of common stock to two consultants under the Plan. As of February 28, 2007, no options have been granted under the Plan.

10.      COMMITMENTS AND CONTINGENCIES

The Company has agreements with companies to pay a royalty on sales of certain videos (co produced with these companies). The royalty is based on a specified formula, which averages approximately 35% of net amounts collected.

The Company leases its operating facility for $2,364 per month in Encino, California under an operating lease which expires August 31, 2007. Rent expense was $21,069 and $18,140 for the nine months ended February 28, 2007 and 2006, respectively.

11.      LEGAL

The Company is, from time to time, subject to legal and other matters in the normal course of its business. While the results of such matters cannot be predicted with certainty, management does not believe that the final outcome of any pending matters will have a material effect on the financial position and results of operations of the Company.

12.      SUBSEQUENT EVENT


On April 4, 2007, in order to facilitate Dematco, Inc.'s ("Registrant") exit from the corporate training video business and to allow Registrant to devote its resources to the business of its recently acquired subsidiary, Dematco, Ltd., Registrant entered into an Asset and Liability Assumption Agreement, effective as of March 1, 2007, whereby Registrant's wholly owned subsidiary, Progressive Training, Inc. ("Progressive") acquired all of Registrant's assets and liabilities related to the production and distribution of workforce training videos. The assets included distribution rights to twelve workforce training videos, Registrant's distribution contracts with other producers of related videos, accounts receivable totaling approximately $33,000, the name Advanced Knowledge for use by Progressive, as well as the "Advanced Knowledge" URL and website. The liabilities assumed by Progressive included approximately $23,000 in accounts payable, $6,000 in sales commission and an outstanding credit card balance of approximately $23,000.

Additionally, on April 4, 2007 Registrant's Board of Directors approved and agreed to a debt conversion agreement between three parties, namely, (i) Registrant as the parent corporation, (ii) Progressive, as the then wholly owned subsidiary of Registrant, and (iii) Progressive's president, Buddy Young. Under the terms of the agreement, Mr. Young agreed to convert $80,000 of the $138,174 debt owed to him by Registrant pursuant to a promissory note, in exchange for Registrant's transfer to Mr. Young of 1,000,000 shares of Progressive common stock from the 1,750,000 shares owned by Registrant. Consequently, Mr. Young became Progressive's principal shareholder while Registrant retained 750,000 shares of Progressive. As a result, Progressive is no longer a subsidiary, wholly owned or otherwise, of Registrant. In addition, Registrant is no longer a controlling shareholder of Progressive.

DEMATCO, INC.

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

RESULTS OF OPERATIONS

GENERAL

         Although as explained below, (See Plan of Operation), new management had decided to change the Company's business to that of its recently acquired subsidiary Dematco, Ltd., operations related to our workforce training business continued through February 28, 2007. No revenue has been generated as yet by Dematco, Ltd.

SELECT FINANCIAL INFORMATION

                                                    For the Three Months Ended
                                                    ---------------------------
                                                    02/28/07          02/28/06
                                                   (Unaudited)       (Unaudited)
                                                    ---------         ---------
Statement of Operations Data
Revenue ....................................        $  85,602         $  94,287
Cost of revenues ...........................        $  21,659         $  25,594
Gross profit ...............................        $  63,943         $  68,693
Total expenses .............................        $ 131,980         $ 122,204
Net loss after taxes .......................        $ (68,037)        $ (53,511)
Net loss per share .........................        $   (0.00)        $   (0.00)

Balance Sheet Data
Total assets ...............................        $ 218,579         $ 551,650
Total liabilities ..........................        $ 421,577         $ 833,104
Stockholder's deficit ......................        $(202,998)        $(281,454)

THREE-MONTH PERIOD ENDED FEBRUARY 28, 2007 COMPARED TO THREE-MONTH PERIOD ENDED FEBRUARY 28, 2006

REVENUES

         Our revenues for the three month period ended February 28, 2007 were $85,602. Revenues for the prior three month period ended February 28, 2006, were $94,297. This represents a decrease of $8,695. This decrease during this period was mainly due to the lack of any new videos produced by us being launched into the marketplace, and the aging of our video library.

         Product sales made up nearly 100% of the total revenue in both three month periods. Rental of videos were less than 1% of our sales in both periods. Sales of videos produced by other companies accounted for approximately 70% of sales in both fiscal 2007 and 2006.

COST OF REVENUES

         The cost of revenues during the three month period ended February 28, 2007, was $21,659. This represents a decrease of $3,935 from the $25,594 experienced during the same period of 2006. The cost of revenues as a percent of sales decreased by approximately 2% (25% in 2007 vs. 27% in 2006). This decrease is primarily due to the product sales mix.

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

EXPENSES

         Selling  and  marketing  expenses  decreased  to  $27,783  in 2007 from
$42,567 in 2006. This represents a decrease of $14,784. This decrease during this period of approximately 41% in selling and marketing expense resulted from the decrease in sales commissions from $55,895 in 2007 to $40,510 in 2006. Our commissions fluctuate significantly due to the composition of sales by outside representatives (subject to commissions) versus in-house sales (non-commissioned).

         Additionally, our selling and marketing costs are influenced by the introduction of new videos produced by us. These costs are mainly comprised of the creation of advertising and publicity materials, the making of preview copies of the video to be sent to other distributors, and for advertising space in trade publications.

         General and administrative expenses increased to $82,084 in 2007 from $67,488 in 2006. This represents an increase of $14,596. The increase is primarily due to additional administrative costs incurred to operate Dematco, Ltd. along with a $9,000 increase in our bad debt expense. The main components in these general and administrative expenses are salaries for our employees, consulting fees, and professional fees for accounting and legal services, and rent.

         Research and development expenses for this fiscal quarter was $200 as compare to $0 in 2006. Our research and development costs are comprised mainly of fees paid to writers for the initial preparation of an outline for a new training video. Based on our analysis of the outline's sales potential, we will make a decision as to whether or not to move forward with the production.

         Interest expense increased to $21,913 in 2007 from $12,149 in 2006. This represents an increase of $9,764. This increase is primarily due to amortization of the debt discount on the convertible note payable, offset by the fact that a substantial portion of the principal owed our President and principal shareholder were paid during fiscal 2006.

NET LOSS

         As a result of the foregoing, our net loss increased to $68,037 in 2006 from $53,511 in 2006. This is an increase of $14,526.

SELECT FINANCIAL INFORMATION

                                                     For the Nine Months Ended
                                                    ---------------------------
                                                     2/28/07           2/28/06
                                                   (Unaudited)       (Unaudited)
                                                    ---------         ---------
Statement of Operations Data
Revenue ....................................        $ 291,033         $ 293,801
Cost of revenues ...........................        $  62,761         $  90,744
Gross profit ...............................        $ 228,272         $ 203,057
Total Expenses .............................        $ 382,566         $ 379,085
Net loss after taxes .......................        $(155,094)        $(176,828)
Net loss per share .........................        $   (0.00)        $   (0.01)

NINE MONTH PERIOD ENDED FEBRUARY 28, 2007 COMPARED TO NINE MONTH PERIOD ENDED FEBRUARY 28, 2006

REVENUES

         Our revenues for the nine month period ended February 28, 2007 were $291,033. Revenues for the prior nine month period ended February 28, 2006, were $293,801. This represents a decrease of $2,768, primarily due to general market conditions.

         Net product sales made up nearly 100% of the total revenue in both nine month periods. Rental of videos were less than 1% of our sales in both periods. Sales of videos produced by other companies accounted for approximately 70% of sales in both fiscal 2007 and 2006.

COST OF REVENUES

         The cost of revenues during the nine month period ended February 28, 2007, decreased to $62,761 from the $90,744 experienced in 2006. This represents a decrease of $27,983. The cost of revenues as a percent of sales decreased by approximately 9 percentage points (22% in 2007 to 31% in 2006). This decrease is primarily due to a decrease in production costs incurred in the first nine months of 2006 ($-0- 2007 vs. $75,862-2006). However, although there may be occasional variances, we anticipate that the cost of goods sold (excluding production costs expensed) as a percentage of revenues will continue to generally be approximately within the 30 to 40 percent range.

EXPENSES

         Selling and marketing expenses decreased to $112,073 in 2007 from $138,788 in 2006. This represents a decrease of $26,715. The decrease is primarily due to stock issued to employees and consultants associated with our selling and marketing activities (valued at $41,000) in 2006 for services rendered. As stated earlier, our selling and marketing costs are directly affected by the number of new training products we introduce into the marketplace. The decrease in selling and marketing was the result of our introducing less new videos produced by us into the marketplace during this period, as compared to the same period in 2006.

         General and administrative expenses increased to $211,468 in 2007 from $208,263 in 2006. This represents an increase of $3,205. The increase is primarily due to additional administrative costs incurred to operate Dematco, Ltd. The main components in these general and administrative expenses are salaries for our employees, consulting fees, and professional fees for accounting and legal services, and rent.

         Research and development expenses increased to $2,000 in 2007 from $50 in 2006. Our research and development costs are comprised mainly of fees paid to writers for the initial preparation of an outline for a new training video. Based on our analysis of the outline's sales potential, we will make a decision as to whether or not to move forward with the production.

         Interest expense increased to $58,825 in 2007 from $31,984 in 2006. This represents an increase of $26,841. This increase is primarily due to amortization of the debt discount on the convertible note payable, offset by the fact that a substantial portion of the principal owed our President and principal shareholder were paid during fiscal 2006.

NET LOSS

         The net loss decreased to $155,094 in 2007 from $176,828 in 2006. This represents a decrease of $21,734. The cause of this decrease was mainly the result of a decrease in selling and marketing expenses resulting from our introducing less new videos produced by us into the marketplace during this period, as compared to the same period in 2005 and a decrease in general and administrative expenses as a result of decreased payroll, less expense incurred for the development of our internet website, and less consulting fees paid to professional and administrative personnel.

PLAN OF OPERATION

         Until December 2006 the Company's core business was the development, production and distribution of management and general workforce training videos for use by companies throughout the world. On December 10, 2006 we acquired all the remaining outstanding shares of Dematco Ltd., and elected a new slate of directors and appointed new corporate officers. Concurrent with the acquisition, our new management decided to change the Company's core business to that of its just acquired wholly owned subsidiary, Dematco, Ltd., and to as soon as feasible cease all activities related to the business of producing and distributing workforce training videos. Until being acquired by us, Dematco, Ltd. was a privately held company incorporated in

November 2005 under the laws of England and Whales. Its business, and going forward the Company's core business, is the dematerializing or converting financial instruments from paper form to electronic form so as to enable such instruments to be traded electronically on exchanges or exchange platforms on a peer to peer basis.

         In October 2006, anticipating the future acquisition of the remaining outstanding shares of Dematco, Ltd., we established Progressive Training, Inc., as a wholly owned subsidiary. On March 1, 2007, to facilitate the Company's exit from the training business, we entered into an Asset and Liability Assumption agreement with Progressive Training, Inc. whereby Progressive acquired all of our assets and assumed all our liabilities related to the workforce training business. The assets acquired by Progressive included distribution rights to twelve workforce training videos, distribution contracts with other producers of related videos, accounts receivable totaling approximately $34,000, the name Advanced Knowledge and its trademark, and Advanced Knowledge's website. The liabilities assumed by Progressive included approximately $24,500, in accounts payable, sales commission payments of approximately $5,500, and a credit card outstanding balance of approximately $23,500.

         Additionally, on March 1, 2007 our Board of Directors approved and agreed to a debt conversion agreement between us, and our former president, Buddy Young. Under the terms of the agreement, Mr. Young agreed to convert $80,000 of the debt totaling $138,174, owed to him under a promissory note, to equity in exchange for our transferring to him 1,000,000 shares of Progressive Training's stock. As a result, while we retained 750,000 shares of Progressive, representing approximately 43% of the total outstanding shares, Progressive was no longer a wholly owned subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

         Our working capital deficit decreased to $123,240 in 2007 from a positive $316,132 in 2006. This is the result of the convertible note payable issued February 28, 2006, in which the Company received $500,000.

         Our cash flows used by operations increased to $76,841 in 2007 from $75,306 in 2006. This increase is primarily the result of the decrease in net loss from $176,828 in 2006 to $155,094 in 2007 offset by our increase in cash provided by accounts payable and accrued expenses from $75,389 in 2006 to $671 in 2007

         During 2007 and 2006 we did not use any cash for investing activities.

         Our cash flows provided by financing activities decreased to $28,981 in 2007 from $564,303 in 2006. This is the result of the convertible note payable issued February 28, 2006, in which the Company received $500,000.

         We currently have no material commitments at this time to acquire any significant capital equipment.

         We are a company with a limited operating history and a history of net losses.

         We had a cash balance of $2,841 on February 28, 2007. We had an agreement with our former President and majority shareholder to fund any shortfall in cash flow up to $600,000 at 8% interest through June 30, 2007. We owed our former President a total of $68,779 in principal and $69,394 in interest under the agreement as of February 28, 2007. As mentioned above, on March 1, 2007 the Company agreed to a debt conversion agreement between us, and our former president, Buddy Young. Under the terms of the agreement, Mr. Young agreed to convert $80,000 of the debt totaling $138,174, owed to him under a promissory note, to equity in exchange for our transferring to him 1,000,000 shares of Progressive Training's stock. Any unpaid principal and interest under the Note will be due and payable on June 30, 2007.

         The Company has a revolving line of credit with Bank of America. This line of credit permits the Company to borrow up to $40,000. The line of credit is guaranteed by the Company's former President. Interest is payable monthly at 2.22% above the bank's prime rate of interest (10.48% at February 28, 2007). The line of credit does not require the Company to meet performance criteria or maintain any minimum levels of income or assets. The Company is in compliance with the terms and conditions of the line of credit. Our outstanding balance as of February 28, 2007, was $12,164.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended February 28, 2007, one matter was submitted to the Company's security holders. On December 22, 2006, a majority of the shareholders voted and adopted an amendment to the Company's Articles of Incorporation changing the name of the Company from Advanced Media Training, Inc. to Dematco, Inc. The Certificate of Amendment to the Articles of Incorporation changing the name was filed with the Delaware Secretary of State on January 25, 2007.

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


                                               DEMATCO, INC.
                                               (Registrant)

Dated: April 13, 2007                          /S/ ROB STEVENS
                                               ---------------------------------
                                               Rob Stevens, President and Chief
                                               Executive Officer