Form 10KSB
period 2007-05-31
DEMATCO INC
filed 2007-10-10
CIK 1250485

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT
         OF 1934

         For the fiscal year ended May 31, 2007

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ___________

                         Commission file number: 0-50333

                                  DEMATCO, INC.
                     (FORMERLYADVANCED MEDIA TRAINING, INC.)
                   ------------------------------------------
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

                                 (818) 759-1876
                             ----------------------
                           (Issuer's telephone number)

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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[_]

         Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

         Check whether the issuer is a "shell company" as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes [_] No [X]

         The issuer had revenues from operations during the fiscal year ended May 31, 2007 of $0.

         The Registrant has 116,753,524 shares of Common stock, par value $.001 per share issued and outstanding as of May 31, 2007. Based on the closing bid price of the issuer's common stock on May 31, 2007 the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was approximately $7,398,000

         Documents incorporated by reference: None

         Transitional Small Business Disclosure Format (check one):

                                 Yes [_] No [X]

                                    CONTENTS

                                                                            PAGE
                                                                            ----
PART I

    Item 1.   Description of Business..........................................3
    Item 2.   Description of Property..........................................5
    Item 3.   Legal Proceedings................................................5
    Item 4.   Submission of Matters to a Vote of Security Holders..............5

PART II

    Item 5.   Market for Common Equity and Related Stockholder Matters.........6
    Item 6.   Management's Discussion and Analysis or Plan of Operation........7
    Item 7.   Financial Statements............................................12
    Item 8.   Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure......................24
    Item 8A.  Controls and Procedure..........................................24

PART III

    Item 9.   Directors, Executive Officers, Promoters and Control Persons;
                     Compliance with Section 16(a) of the Exchange Act........25
    Item 10.  Executive Compensation..........................................26
    Item 11.  Security Ownership of Certain Beneficial Owners and Management..27
    Item 12.  Certain Relationships and Related Transactions..................27
    Item 13.  Exhibits........................................................28
    Item 14.  Principal Accountant Fees and Services..........................28

SIGNATURES    ................................................................29


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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

(a)      BACKGROUND

         We were incorporated in Delaware on March 20, 2000, under the name "Web Star Training, Inc." On June 9, 2000, we changed our name to "Advanced Knowledge, Inc." Then, on May 14, 2003, we changed our name to "Advanced Media, Inc.," and on August 10, 2004, to better reflect the Company's then core business, we changed our name to Advanced Media Training, Inc. On January 25, 2007, as a result of a change in the Company's management and core business we changed our name to Dematco, Inc. (see Company History Page 4)

(b)      DESCRIPTION OF BUSINESS

         The Company's business operations consisting of providing proprietary dematerialization services to the securities industry is conducted through our wholly owned subsidiary Dematco, Ltd., located in England. These services are provided pursuant to an agreement with SBP, (Societe Bancaire Privee), a Geneva based federal bank. SBP is a worldwide clearer and provider of depository facilities for all manner of financial instruments.

         Dematco Limited and Societe Bancaire Privee SA entered into an Agreement dated April 3rd, 2006. Dematco agreed to provide its "dematerialization" technology to Societe and Societe agreed to provide its administrative support to Dematco's "dematerialization" business. The parties will devote six (6) months to develop a viable business which is capable of providing the dematerialization process to the "private equity into trading platform" aka the PETs system. The dematerialization process provides for the electronic issuance, transfer and maintenance of securities, both public and private. Societe will charge only third party costs borne by Societe. Thereafter Dematco and Societe will split revenues on a 70/30 basis, with 70 percent going to Dematco and 30 percent to Societe Bancaire Privee. Assuming the parties create a marketable product within six (6) months, the initial term of the agreement will be for five (5) years, subject to termination on one (1) year's notice.

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

         Historically, investors had two choices for holding equities: 1) in street name in an account with a brokerage firm or bank-custodian or 2) ownership on the books of the issuer and a physical certificate personally held by the investor.

         Through dematerialization, which is also referred to as the Direct Registration System (DRS), investors will have a third option: shares directly registered on the books of the issuer without holding a certificate.

         DRS was developed at the direction of the Securities and Exchange Commission as an alternative for securities ownership. Under DRS, the security is registered on the books of the Transfer Agent without the need for a physical certificate. This is commonly referred to as "book entry."

         Under DRS, investors receive transaction advises and periodic account statements. It provides for the electronic movement of securities between the Investor's account on the books of the transfer agent and the Investor's broker-dealer.

         The State of Delaware has recently changed their statutes to permit book-entry only stock ownership. Company's incorporated in the State now have the option of eliminating certificates altogether by their participation in DRS.

3. We currently have no employees and do not anticipate hiring in the near future. Mr. Robert Stevens, our Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors, and Mr. Terence Ramsden, our Vice President, Secretary and a Director, each work on a part-time basis. During the seventeen months ended May 31, 2007, Mr. Stevens, Mr. Ramsden and Mr. Buddy Young, our former President, received non-cash compensation (representing the estimated value of services contributed to the Company) of $401,271.

COMPETITION

         While there are a large number of organizations that perform dematerialistion of paper certificates into electronic form, what management believes differentiates DeMatco from others is that our Company specializes in the restructuring and the fragmentation of blocks of assets and financial instruments into forms which can be dematerialised and put into electronic systems for trading. In particular DeMatco has developed products and derivative instruments based on insurance assets that are believed to be unique at present.

COMPANY HISTORY

         We were incorporated in Delaware on March 20, 2000, under the name "Web Star Training, Inc." On June 9, 2000, we changed our name to "Advanced Knowledge, Inc." Then, on May 14, 2003, we changed our name to "Advanced Media, Inc.," and to better reflect the then Company's business, on August 10, 2004, we changed our name to Advanced Media Training, Inc. Then on January 25, 2007, as a result of a change in the Company's management and core business we changed our name to Dematco, Inc.

         On February 24, 2006 the Company's authorized shares of common stock was increased from 25,000,000 to 200,000,000. On Monday, March 20, 2006, we closed a transaction with Dematco Ltd, a United Kingdom corporation ("Dematco Ltd."). The Company in a 5 for 4 stock exchange issued 6,464,000 of its common stock, for 8,080,000 shares of Dematco Ltd's equity. The 8,080,000 shares of Dematco Ltd's common stock equaled eight percent (8%) of their total issued and outstanding equity. Additionally, as part of the transaction the Company was given an option to exchange 92,920,000 shares of its common stock for all the remaining issued and outstanding equity of Dematco Ltd. From our inception and until December 11, 2006, the date on which we exercised our option to purchase the remaining issued and outstanding stock of Dematco, Ltd., our sole business was the production and distribution of workforce training videos for use by both domestic and international corporations.

         As a result of the close of the above referenced transactions Dematco, Ltd. became a wholly owned subsidiary of the Company and at the same time, elected a new slate of directors and appointed new corporate officers. Concurrent with the acquisition, our new management decided to change the

Company's core business to that of its just acquired wholly owned subsidiary, Dematco, Ltd., (see DESCRIPTION OF BUSINESS page 3), and to as soon as feasible cease all activities related to the business of producing and distributing workforce training videos.

         On July 27, 2006 we signed an Agreement with Admiral Asset Group Inc. ("AAG") of New York, to dematerialize certain financial instruments to be structured by AAG, enabling them to be traded in electronic form. The Agreement has an initial term of three years and will cover successive traunches of these financial instruments as and when they are issued. It is anticipated that the first traunch will have a total face value of approximately one hundred million dollars.

         On April 4, 2007, in order to facilitate our exit from the corporate training video business and to allow the Company to devote its resources to the business of its recently acquired subsidiary, Dematco, Ltd., we entered into an Asset and Liability Assumption Agreement, effective as of December 11, 2006, whereby our other wholly owned subsidiary, Progressive Training, Inc. ("Progressive") acquired all of the Company's assets and liabilities related to the production and distribution of workforce training videos. Additionally, on April 4, 2007 our Board of Directors approved and agreed to a debt conversion agreement between three parties, namely, (i) the Company as the parent corporation, (ii) Progressive, as our then wholly owned subsidiary, and (iii) Progressive's president, Buddy Young. Under the terms of the agreement, Mr. Young agreed to convert $80,000 of the $138,174 debt owed to him by us pursuant to a promissory note, in exchange for the transfer to Mr. Young of 1,000,000 shares of Progressive common stock from the 1,750,000 shares owned by us. Consequently, Mr. Young became Progressive's principal shareholder while the Company retained 750,000 shares of Progressive.

ITEM 2.  DESCRIPTION OF PROPERTY.

         We currently utilize office space provided to us rent free by our former president and now a consultant to the Company. The space consisting of approximately 750 square feet is located at 17337 Ventura Boulevard, Suite 208, Encino, California 91316. Additionally, at a cost of (pound)1,000.00 per month paid to an unaffiliated third party our wholly owned subsidiary Dematco, Ltd. utilizes administrative office space consisting of approximately 100 square feet located at Avroe Crescent, Blackpool, Lancashire, England. We anticipate that we will be able to maintain both office locations, and that they will be adequate for our operation through the end of our current fiscal year.


ITEM 3.  LEGAL PROCEEDINGS.

         As of the date hereof, we are not a party to any material legal proceedings, and we are not aware of any such claims being contemplated against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended May 31, 2007.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         On October 5, 2005 our common stock began trading on the over-the-counter Bulletin Board system (also known as OTC:BB), under the stock symbol, (AMTN). In February 2007, concurrent with the Company's name change, (from Advanced Media Training to Dematco), our stock symbol was changed to DMAT.

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

HOLDERS

         As of September 1, 2007, we have 116,753,524 shares of common stock issued and outstanding held by 67 shareholders of record. Additionally, on February 28, 2006, the Company issued a zero percent convertible debenture to Societe Bancaire Privee, S.A., ("Societe"), and received $500,000. The convertible debenture calls for the principal sum to be paid on or before March 31, 2009 without interest. The convertible debenture was made pursuant to an exemption from registration in reliance on Section 4(2) of the Act. In addition to the debenture being restricted as to transfer, the shares of the Company's common stock underlying the debenture are not registered and would be issued with a restriction on transfer legend. The convertible debenture expressly states that the Company is under no obligation to register either the debentures or the underlying shares with the Commission. At any time prior to the maturity date and after March 31, 2006, Societe shall have the right and option to convert the principal balance of Five Hundred Thousand Dollars ($500,000) into Eight Hundred Thirty Three Thousand (833,000) shares of common stock in the Company, par value $0.001 per share, restricted as to transfer (the "Shares") based upon a conversion rate of One Thousand Six Hundred Sixty Six (1,666) shares for every One Thousand Dollars ($1,000) of the Principal Amount. These may be converted in whole or in part. The conversion rate is not subject to any further or other adjustments. We currently have no outstanding options or warrants for the purchase of our common stock.

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

         On December 11, 2006 the Company issued 92,920,000 restricted shares of its common stock in exchange for 92,920,000 shares of Dematco, Ltd's stock, which represented all of the remaining issued and outstanding equity of Dematco, Ltd.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CRITICAL ACCOUNTING POLICIES

         Our discussion and analysis of our financial condition and results of operations are based upon our statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with our Board of Directors, we have identified three critical accounting policies that we believe are key to an understanding of our financial statements. These are important accounting policies that require management's most difficult, subjective judgments.

            The first critical  policy relates to the preparation and disclosure of our financial statements. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company is in its development stage and has no source of revenue from operations. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty. The Company has survived only through borrowings from shareholders. The Company must raise funds or continue borrowings in the near future to survive. There is no assurance that management can find investors or continue borrowings to cover the losses generated.

         The second critical accounting policy relates to the issuance of debt with a beneficial conversion feature. The Company has valued the convertible note payable (imputing an interest rate of 20%) and the related beneficial conversion option to convert the principal balance into shares using the "Relative Fair Value" approach. The fair value of the conversion option was determined using the Black Scholes model. The relative fair value of this conversion option represented approximately 83% of the total instrument, thus resulting in a large discount on the original debenture. The Company is amortizing the discount using the interest method.

            The third critical policy relates to officer compensation. Our officers work for the Company on a part-time basis with no compensation. We value these services based on time contributed, services performed and comparable compensation to other companies.

RESULTS OF OPERATIONS

GENERAL

         As stated earlier, on December 11, 2006, we completed the acquisition of Dematco, Ltd., and at the same time, elected a new slate of directors and appointed new corporate officers. Concurrent with the acquisition, our new management decided to change the Company's business to that of its just acquired wholly-owned subsidiary, Dematco, Ltd., (see DESCRIPTION OF BUSINESS page 3), and to as soon as feasible cease all activities related to the business of producing and distributing workforce training videos. Effective March 1, 2007, we entered into an Asset and Liability Assumption Agreement with our then wholly-owned subsidiary Progressive Training, Inc., and as a result ceased all activities associated with our former business.

         Since that date, and for the foreseeable future, all of our efforts will be focused on the further development and marketing of our dematerialization process. During fiscal 2008, we plan to take the following steps in order to improve the process, and generate revenue from operations, (a) fulfill the above mentioned Admiral Asset Group contract, and (b) attempt to sign additional contracts for the dematerialization of financial instruments within the insurance industry.

SELECT FINANCIAL INFORMATION

                                                         Nov. 1, 2005  Nov. 1, 2005
                                            Seventeen     (inception)   (inception)
                                           Months Ended       to            to
                                            05/31/2007    12/31/2005    05/31/2007
                                            ----------    ----------    ----------
Statement of Operations Data
Revenue .................................   $     --      $     --      $     --
General and administrative expenses .....   $  570,411    $    1,412    $  571,823
Interest expense, related party .........   $    2,624    $     --      $    2,624
Interest expense ........................   $   43,666    $     --      $   43,666
Net loss after taxes ....................   $ (616,701)   $   (1,412)   $ (618,113)
Net loss per share ......................                 $    (0.02)   $    (0.00)

Balance Sheet Data
Total assets ............................   $    1,853    $   25,470
Total liabilities .......................   $  405,310    $   26,899
Stockholder's deficit ...................   $ (403,457)   $   (1,429)

REVENUES

         To date, we have not generated revenue from our dematerialization process.

EXPENSES

         During the seventeen months ended May 31, 2007 our general and administrative expenses were $570,411. Included in this amount is $400,000 of wages to our officers whom have waived payment and applied this amount to paid in capital, $115,342 of consulting and professional services and $44,360 of legal and accounting expenses. During this same period we incurred $2,624 of interest expense related to a note payable with a shareholder and $43,666 of interest expense related to the convertible debenture.

         During the period of November 1, 2005 (inception) through December 31, 2005, our general and administrative expenses were $1,412 of which all were related to professional services.

         During the period of November 1, 2005 (inception) through May 31, 2007 we incurred a total of $571,823 general and administrative expenses along with $2,624 of interest expense with our shareholder and $43,666 interest expense on the convertible debenture.

NET LOSS

         As a result of the aforementioned, our net loss was $616,701 for the seventeen months ended May 31, 2007; $1,412 for the period of November 1, 2005 (inception) through December 31, 2005 and $618,113 for the period of November 1, 2005 (inception) through May 31, 2007.

PLAN OF OPERATION

         On March 1, 2007 we ceased all activities associated with our former business of the production and distribution of workforce training videos, see "Company History" and focused all efforts on the further development and marketing of our dematerialization process.

         We will continue to devote our limited resources to marketing and developing our dematerialization process. At this time these efforts are focused on fulfilling the above mentioned Admiral Asset Group contract, and seeking to acquire additional contracts for the use of our dematerialization process. There can be no assurance that we will be successful in these efforts.

         Management expects that If revenues from our contract with Admiral Asset Group do not provide sufficient funds to maintain operations, then we believe the raising of funds through a private placement sale of our common stock, or borrowings from traditional borrowing sources will be sufficient to satisfy our budgeted cash requirements through May 31, 2008. There can be no assurance that we will be successful in our efforts to raise additional funding.

         We currently have no employees and do not anticipate hiring in the near future. Mr. Robert Stevens, our Chief Executive Officer, and Chairman of the Board of Directors, Mr. Lindsay Smith, our Chief Financial Officer, and a Director, and, our principal shareholder Mr. Terence Ramsden, each work on a part-time basis. During the seventeen months ended May 31, 2007, Mr. Stevens and Mr. Ramsden received non-cash compensation (representing the estimated value of services contributed to the Company) of $400,000.

LIQUIDITY AND CAPITAL RESOURCES

         Our working capital deficit was $226,213 at May 31, 2007.

         Our cash flows used by operations were $38,270 for the seventeen months ended May 31, 2007. This is the result of our net loss of $616,701; offset increases in accounts payable and accrued expenses of $36,718, amounts due to a related party of $59,000 and amounts due to a related entity of $35,790.

         Our cash flows used by operations were $1,429 for the period of November 1, 2005 (inception) through December 31, 2005. This is primarily the result of our net loss of $1,412.

         Our cash flows used by operations were $39,058 for the period of November 1, 2005 (inception) through May 31, 2007. This is the result of our net loss of $618,113; offset increases in accounts payable and accrued expenses of $36,718, amounts due to a related party of $59,000 and amounts due to a related entity of $35,790.

         During the seventeen months ended May 31, 2007; the period of November 1, 2005 (inception) through December 31, 2005 and the period of November 1, 2005 (inception) through May 31, 2007 we did not use any cash for investing activities.

         Our cash flows provided by financing activities was $14,653 for the seventeen months ended May 31, 2007. This is the result of borrowing from a shareholder in the amount of $11,046 along with cash acquired during our acquisition of $22,701. We used cash flows from financing activities to repay a line of credit in the amount of $19,094.

         Our cash flows provided by financing activities were $26,899 for the period of November 1, 2005 (inception) through December 31, 2005 resulting from the borrowing from a shareholder.

         Our cash flows provided by financing activities was $40,911 for the period of November 1, 2005 (inception) through May 31, 2007. This is the result of borrowing from a shareholder in the amount of $37,304 along with cash acquired during our acquisition of $22,701. We used cash flows from financing activities to repay a line of credit in the amount of $19,094.

         We currently have no material commitments at this time to fund development of our dematerialization process or to acquire any significant capital equipment

         We are a company with a limited operating history and a history of net losses.

         We had a cash balance of $1,853 on May 31, 2007.

         If revenues from the sale of our dematerialization process do not provide sufficient funds to maintain operations, then we believe the raising of funds through borrowings from our shareholder or the sale of additional equity will be sufficient to satisfy our budgeted cash requirements through November 30, 2007. Additionally, we may attempt a private placement sale of our common stock. Further, our ability to pursue any business opportunity that requires us to make cash payments would also depend on the amount of funds that we can secure from these various sources. If funding is not available from any of these sources to meet our needs, we will either delay production of one or more of our planned videos or delay any business transaction requiring the payment of cash, or both.

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

         On February 28, 2006, we issued a zero percent convertible debenture to Societe Bancaire Privee, S.A., ("Societe"), and received $500,000. The convertible debenture calls for the principal sum to be paid on or before March 31, 2009 without interest. The convertible debenture was made pursuant to an exemption from registration in reliance on Section 4(2) of the Act. In addition to the debenture being restricted as to transfer, the shares of our common stock underlying the debenture are not registered and would be issued with a restriction on transfer legend. The convertible debenture expressly states that we are under no obligation to register either the debentures or the underlying shares with the Commission. At any time prior to the maturity date and after March 31, 2006, Societe shall have the right and option to convert the principal balance of Five Hundred Thousand Dollars ($500,000) into Eight Hundred Thirty Three Thousand (833,000) shares of our common stock, par value $0.001 per share, restricted as to transfer (the "Shares") based upon a conversion rate of One Thousand Six Hundred Sixty Six (1,666) shares for every One Thousand Dollars ($1,000) of the Principal Amount. These may be converted in whole or in part. The conversion rate is not subject to any further or other adjustments. Based on the nature of this instrument having a zero percent rate and a "beneficial conversion feature", we determined the relative fair value of each component of this instrument. We determined that a fair rate of interest for this type of debt for a company in our financial position would be approximately 20.0%. We therefore imputed an interest rate of 20.0%. We then determined the fair value of the beneficial conversion option using the Black Scholes model. The relative fair value of this conversion option represented approximately 83% of the total instrument, thus resulting in a large discount on the original debenture.

ITEM 7.  FINANCIAL STATEMENTS.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGES
                                                                           -----


Independent Registered Accounting Firms' Reports........................   13-14

Financial Statements:

    Consolidated Balance Sheets as of May 31, 2007 and
    December 31, 2005...................................................      15

    Consolidated Statements of Operations for the Seventeen Months Ended
    May 31, 2007, November 1, 2005 (inception) through December 31, 2005
    and November 1, 2005 (inception) through May 31, 2007...............      16

    Consolidated Statements of Shareholders' Deficit
    From November 1, 2005 (inception) through May 31, 2007..............      17

    Consolidated Statements of Cash Flows for the Seventeen Months Ended
    May 31, 2007, November 1, 2005 (inception) through December 31, 2005
    and November 1, 2005 (inception) through May 31, 2007...............      18

    Notes to Consolidated Financial Statements..........................   19-23

                          INDEPENDENT AUDITORS' REPORT

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF DEMATCO, INC.:

We have audited the accompanying consolidated balance sheet of Dematco, Inc. (formerly Advanced Media Training, Inc.; the "Company") as of May 31, 2007, and the related statements of operations, stockholders' deficit, and cash flows for the seventeen months ended May 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, such financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2007, and the results of its operations and its cash flows for the seventeen months ended May 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company has incurred a loss of approximately $636,000 in the current year, has negative working capital of approximately $247,000, and has failed to generate any revenues. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in the notes to the consolidated financial statements. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.



/s/ Farber Hass Hurley & McEwen LLP
-----------------------------------
Farber Hass Hurley & McEwen LLP

September 13, 2007

Camarillo, California

MOORE & ASSOCIATES, CHARTERED
    ACCOUNTANTS AND ADVISORS
    ------------------------
         PCAOB REGISTERED


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Dematco Limited (A development stage company)
Las Vegas, Nevada

We have audited the accompanying balance sheet of Dematco Limited (A development stage company) as of December 31, 2005, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dematco Limited (A development stage company) as of December 31, 2005 and the results of its operations and its cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring losses and lack of operations raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ MOORE & ASSOCIATES, CHARTERED
---------------------------------
Moore & Associates Chartered

Las Vegas, Nevada
June 8, 2006

                          DEMATCO, INC. AND SUBSIDIARY
                          (A Development Stage Company)


                           CONSOLIDATED BALANCE SHEETS

                                                      May 31,      December 31,
                                                       2007            2005
                                                   ------------    ------------

                       ASSETS

Current Assets
    Cash .......................................   $      1,853    $     25,470
                                                   ------------    ------------

    Total Current Assets .......................          1,853          25,470
                                                   ------------    ------------

Total Assets ...................................   $      1,853    $     25,470
                                                   ============    ============


       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable and accrued expenses ......   $     35,902    $       --
    Accrued interest due to shareholder ........            784            --
    Due to related party .......................         59,000            --
    Due to related entity ......................         35,790            --
    Notes payable to shareholders ..............         96,590          26,899
                                                   ------------    ------------
    Total Current Liabilities ..................        228,066          26,899

Convertible note payable .......................        177,244            --
                                                   ------------    ------------
Total Liabilities ..............................        405,310          26,899

Stockholders' Deficit
    Common Stock, authorized 200,000,000
    shares, par value $0.001, issued
    and outstanding; 116,753,524 shares ........        116,753            --

    Common Stock, authorized 1,000,000,000
    shares, par value $0.00573, issued
    and outstanding; 101,000,000 shares ........           --         1,762,450

    Additional Paid-in Capital .................         97,917      (1,762,450)

    Deficit accumulated during development stage       (618,113)         (1,412)

    Gain/(Loss) on Currency Translation ........            (14)            (17)
                                                   ------------    ------------
    Total Stockholders' Deficit ................       (403,457)         (1,429)
                                                   ------------    ------------

Total Liabilities and Stockholders' Deficit ....   $      1,853    $     25,470
                                                   ============    ============


         The accompanying notes are an integral part of these statements

                          DEMATCO, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       November 1,     November 1,
                                                          2005            2005
                                        Seventeen    (Inception) to  (Inception) to
                                      Ended May 31,   December 31,       May 31,
                                          2007            2005            2007
                                      ------------    ------------    ------------
Operating Expenses
    General and Administrative ....        570,411           1,412         571,823
    Interest expense, related party          2,624            --             2,624
    Interest expense ..............         43,666            --            43,666
                                      ------------    ------------    ------------
    Total Expenses ................        616,701           1,412         618,113
                                      ------------    ------------    ------------
Net Loss from Operations ..........       (616,701)         (1,412)       (618,113)
                                      ------------    ------------    ------------

Basic and Diluted
    (Loss) per Share ..............          (0.01)          (0.00)
                                      ------------    ------------
Weighted Average
   Number of Shares ...............     53,572,666      99,344,262
                                      ------------    ------------


         The accompanying notes are an integral part of these statements

                          DEMATCO, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                       STATEMENT OF STOCKHOLDERS' DEFICIT
               From November 1, 2005 (Inception) to May 31, 2007

                                         COMMON STOCK                                                                 TOTAL
                                   ----------------------------      PAID-IN         CURRENCY        RETAINED         EQUITY
                                      SHARES          AMOUNT         CAPITAL       TRANSLATION      (DEFICIT)        (DEFICIT)
                                   ------------    ------------    ------------    ------------    ------------    ------------
Common Shares issued to Founders
   for intangibles at $0.00573
   per share ...................    101,000,000    $  1,762,450    $ (1,762,450)   $       --      $       --      $       --

Currency Translation ...........           --              --              --               (17)           --               (17)

Net Loss .......................           --              --              --              --            (1,412)         (1,412)
                                                                                                                   ------------
   Net Comprehensive Loss ......                                                                                         (1,429)
                                   ------------    ------------    ------------    ------------    ------------    ------------

BALANCE, DECEMBER 31, 2005 .....    101,000,000    $  1,762,450    $ (1,762,450)   $        (17)   $     (1,412)   $     (1,429)

Recapitalization ...............     15,753,524      (1,645,697)      1,379,096            --              --          (266,601)

Shares of subsidiary cancelled
 in exchange for debt payment ..           --              --            80,000            --              --            80,000

Contribution of services .......           --              --           401,271            --              --           401,271

Currency Translation ...........           --              --              --                 3            --                 3

Net Loss .......................           --              --              --              --          (616,701)       (616,701)
                                                                                                                   ------------
   Net Comprehensive Loss ......                                                                                       (616,689)
                                   ------------    ------------    ------------    ------------    ------------    ------------

BALANCE, MAY 31, 2007 ..........    116,753,524    $    116,753    $     97,917    $        (14)   $   (618,113)   $   (403,457)
                                   ============    ============    ============    ============    ============    ============


         The accompanying notes are an integral part of these statements

                          DEMATCO, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       November 1,     November 1,
                                                                          2005            2005
                                                        Seventeen    (Inception) to  (Inception) to
                                                      Ended May 31,   December 31,       May 31,
                                                          2007            2006            2007
                                                      ------------    ------------    ------------
Operating Activities
      Net loss ....................................   $   (616,701)   $     (1,412)   $   (618,113)
      Adjustments to reconcile net (loss)
         Currency translation .....................              3             (17)            (14)
         Contributed services .....................        401,271            --           401,271
         Amortization of debt discount ............         43,665            --            43,665
      Changes in operating assets and liabilities
         Accounts payable and accrued expenses ....         36,077            --            36,077
         Due to related party .....................         59,000            --            59,000
         Due to related entity ....................         35,790            --            35,790
         Accrued interest due to shareholder ......          2,625            --             2,625
                                                      ------------    ------------    ------------

      Net Cash Used by Operating Activities .......        (38,270)         (1,429)        (39,699)
                                                      ------------    ------------    ------------

    Financing Activities
      Net repayments on line of credit ............        (19,094)           --           (19,094)
      Net proceeds from notes payable, shareholders         11,046          26,899          37,945
      Cash proceeds from Progressive ..............         22,701            --            22,701
                                                      ------------    ------------    ------------

      Net Cash Provided by Financing Activities ...         14,653          26,899          41,552
                                                      ------------    ------------    ------------

  Net Increase (Decrease) in Cash .................        (23,617)         25,470           1,853

  Cash, Beginning of Period .......................         25,470            --              --
                                                      ------------    ------------    ------------

  Cash, End of Period .............................   $      1,853    $     25,470    $      1,853
                                                      ============    ============    ============

  Supplemental Information:
      Interest Paid ...............................   $       --      $       --      $       --
      Income Taxes Paid ...........................   $       --      $       --      $       --


         The accompanying notes are an integral part of these statements

                          DEMATCO, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2007


NOTE 1.  GENERAL ORGANIZATION AND BUSINESS

Dematco, Inc. (formerly Advanced Media Training, Inc.; the "Company") is engaged in the business of dematerializing or converting financial instruments from paper form to electronic form so as to enable such instruments to be traded electronically on exchanges or exchange platforms on a peer to peer basis.

Effective  December 11, 2006,  the Company  exercised  its option to acquire the remaining shares of Dematco, Ltd. The acquisition has been accounted for as a recapitalization and, accordingly, these financial statements represent historical operations of Dematco, Ltd. and the capital structure of the former Advanced Media Training, Inc. The business of Advanced Media Training, Inc. was transferred to Progressive Training, Inc. ("Progressive"), a wholly-owned subsidiary until March 1, 2007 (see Note 4).

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Dematco, Inc. and its wholly-owned subsidiary, Dematco, Ltd. Dematco Ltd. is a United Kingdom registered private company based in Geneva.

All material inter-company accounts and transactions have been eliminated.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

PRESENTATION

The statements were prepared following accounting principles generally accepted in the United States of America consistently applied. We elected to maintain the fiscal year-end of May 31 utilized by our parent company and have accordingly presented the results from operations for the seventeen month period ended May 31, 2007 and the period from inception (November 1, 2005) to December 31, 2005.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company is in its development stage and has no source of revenue from operations. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

The Company has survived only through borrowings from shareholders. The Company must raise funds or continue borrowings in the near future to survive. There is no assurance that management can find investors or continue borrowings to cover the losses generated.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include all short-term liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

REVENUE RECOGNITION

The Company is in its developmental stage, and to date has had no revenues from operations. However, subsequent to the reporting period of these financial statements, the Company has entered into a revenue sharing agreement with Societe Bancaire Privee (SBP), a Geneva, Switzerland based federal bank to dematerialize all manner of financial instruments into electronic form. The Company anticipates receiving revenues from this agreement during subsequent reporting periods.

Our policy will be to recognize revenues in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by SAB 101A and 101B ("SAB 101") and Staff Accounting BulletinNo.104, Revenue Recognition (collectively referred to as "SAB 104") issued by the Staff of the SEC. SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured.

The Company's revenues will be in the form of payment received as a result of providing clients with the dematerialization of securities or other financial instruments, and will be recognized at the point at which the dematerialization process is completed, and when the securities or other financial instruments are delivered in electronic form to the client. Depending on the financial instrument being dematerialized, the fees charged for the service may be based on a percentage of its face value, or the time necessary to complete the work.

STOCK BASED COMPENSATION

The Company accounts for its stock based compensation based upon provisions in SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. In this statement stock based compensation is divided into two general categories, based upon who the stock receiver is, namely:

Employees/directors and non-employees/directors. The employees/directors category is further divided based upon the particular stock issuance plan, namely compensatory and non-compensatory. The employee/directors non-compensatory securities are recorded at the sales price when the stock is sold. The compensatory stock is calculated and recorded at the securities' fair value at the time the stock is given. SFAS 123 also provides that stock compensation paid to non-employees be recorded with a value which is based upon the fair value of the services rendered or the value of the stock given, whichever is more reliable. The Company has selected to utilize the fair value of services rendered.

FOREIGN CURRENCY TRANSLATION

The financial statements of Dematco, Ltd. are measured using the Great Britain Pound as the functional currency. Assets, liabilities and equity accounts of Dematco, Ltd. are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the period. The resulting cumulative translation adjustments have been recorded as a separate component of stockholders' deficit. The consolidated financial statements are presented in United States of America dollars.

INCOME TAXES

The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

NET LOSS PER SHARE

Basic and diluted net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding during the applicable fiscal periods. At May 31, 2007, the Company had outstanding debt that is convertible into 833,000 shares of the Company's common stock. Potentially dilutive shares are excluded from the computation in loss periods, as their effect would be anti-dilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and cash equivalents, accounts payable, and notes payable. Pursuant to SFAS No. 107, "DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS," the Company is required to estimate the fair value of all financial instruments at the balance sheet date. The Company considers the carrying values of its financial instruments in the financial statements to approximate their fair values due to the short term nature of the instruments.

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 also includes an amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which applies to all entities with available-for-sale and trading securities. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company is assessing the impact of SFAS No. 159 and has not determined whether it will have a material impact on its results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements, and does not require any new fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. The Statement is effective for the fiscal years beginning after November 15, 2007. The Company is assessing SFAS No. 157 and has not determined the impact the adoption of SFAS No. 157 will have on its results of operations or financial position.

NOTE 3.  MANAGEMENT'S PLANS

Management feels that the Company is well positioned to take advantage of the recent move within the securities industry towards eliminating physical stock certificates as proof of security ownership. The Company recently entered into a joint venture with Societe Bancaire Privee (SBP), a Geneva, Switzerland based federal bank, to process all manner of securities into electronic format. Management expects that this relationship will generate revenue during fiscal year 2008.

NOTE 4. ASSET AND LIABILITY ASSUMPTION AGREEMENT

On December 11, 2006, concurrent with the recapitalization of Dematco, Ltd., the Company received 1,750,000 shares of common stock from its then wholly owned subsidiary, Progressive, in exchange for the release of certain assets and liabilities related to the production and distribution of workforce training videos (the former business of Advanced Media Training, Inc.). The net liabilities that remained with the Company totaled approximately $267,000 and accordingly, the Company recorded this amount against additional paid in capital in connection with the recapitalization. On March 1, 2007, the Company entered into a settlement with Buddy Young whereby he exchanged $80,000 due to him for
1.0 million shares of Progressive. Accordingly, Progressive was no longer a wholly-owned subsidiary. The Company still owns 750,000 shares of Progressive which have been valued at -0- based on its negative net worth at May 31, 2007.

NOTE 5. NOTES PAYABLE TO SHAREHOLDERS

The Company had an agreement with its former President, to borrow up to $600,000 with interest at 8.0%. Repayment shall be made when funds are available and the balance of principal and accrued interest is due June 30, 2007. The principal balance was $58,645 at May 31, 2007.

The Company has a loan agreement with a director that is due upon demand. The principal balance was $37,945 at May 31, 2007.

NOTE 6. CONVERTIBLE NOTE PAYABLE

The Company (through Advanced Media Training, Inc.) issued a zero percent convertible debenture to Societe Bancaire Privee, S.A., ("Societe"), and received $500,000 on February 28, 2006. Societe is related to Dematco through a business venture. The convertible debenture calls for the principal sum to be paid on or before March 31, 2009 without interest. At any time prior to the maturity date and after March 31, 2006, Societe shall have the right and option to convert the principal balance of $500,000 into 833,000 shares of the Company's common stock, in whole or part.

The Company has valued the convertible note payable (imputing an interest rate of 20%) and the related beneficial conversion option to convert the principal balance into shares using the "Relative Fair Value" approach. Accordingly, the Company recognized a $412,606 debt discount on the $500,000 principal value of the convertible note payable and is amortizing the debt discount over the life of the note, 37 months.

NOTE 7.  STOCKHOLDERS' DEFICIT

COMMON STOCK

During the year ended May 31, 2007, the Company issued 92,920,000 shares of its common stock in order to exercise an option to acquire the remaining 92,920,000 shares of Dematco, Ltd.

NOTE 8.  PROVISION FOR INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards NO. 109, Accounting for Income Taxes, SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The total deferred tax asset is $47,500, as of May 31, 2007, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $216,000. The total valuation allowance is a comparable $47,500.

Below is a chart showing the estimated federal net operating losses and the year in which they will expire.

                  YEAR            AMOUNT         EXPIRATION
                  -----          --------        ----------
                  2007           $216,000           2027
                                 --------
                  Total          $216,000
                                 ========
NOTE 9.  LEGAL

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES.

         Evaluation of disclosure controls and procedures. Mr. Robert Stevens, the Company's Chief Executive Officer and Lindsay Smith, the Company's Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this annual report on Form 10-K (the "Evaluation Date"). Based on that evaluation, Mr. Stevens has concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are not effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

                                    PART III

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The following table sets forth the current officers and directors of Advanced Media Training:

NAME                       AGE             POSITION
----                       ---             --------

Robert Stevens             40              President, Chief Executive Officer,
                                           Chairman

Lindsay Smith              56              Chief Financial Officer and Director

Joseph Lefrak              77              Secretary


ROBERT J. STEVENS - CHIEF EXECUTIVE OFFICER, AND CHAIRMAN; Mr. Stevens was appointed President, Chief Executive Officer, and Chairman in December 2006, and also serves as a director of our wholly owned subsidiary Dematco, Ltd. Additionally, since May 2005, he has served as a director of Private Trading Systems plc, and its operating subsidiary Private Treaty Market Limited. Prior to joining PTML as a director, he co-founded Betting Markets Ltd. in 2000.

LINDSAY M. SMITH - CHIEF FINANCIAL OFFICER AND DIRECTOR; Mr. Smith was appointed Chief Financial Officer and a Director of our company in December 2006. Additionally, since May 2005, he has served as Chief Executive Officer of Private Trading Systems plc ("PTS") and its operating subsidiary Private Treaty Market Limited ("PTML"), and also serves on the board of directors of PTS and PTML. Mr. Smith is a U.K. qualified Chartered Accountant. From July 2004 to March 2005, he served as a director of Caplay plc, a U.K. publicly quoted company. Prior to that, Mr. Smith had been a director of a number of venture capital start up and recovery companies, having previously spent 11 years with a U.K. Merchant Bank both in the U.K. and the United States.

JOSEPH S. LEFRAK - SECRETARY; Mr. Lefrak was appointed Secretary of our Company in December 2006. In addition to being a member of the American Bar Association Mr. Lefrak is a Certified Public Accountant, a Certified Financial Planner, and an Accredited Estate Planner. Among his professional affiliations are the American Bar Association, the American Institute of Certified Public Accountants, the New York State Society of Certified Public Accountants, and the Association of the Bar of the City of New York. Mr. Lefrak is a graduate of New York University and Brooklyn Law School, and has written a number of books on financial planning.

ITEM 10. EXECUTIVE COMPENSATION.

                                       ANNUAL COMPENSATION                        LONG-TERM COMPENSATION
                           ------------------------------------------    -------------------------------------
                                                                                        Securities
Name and                                                 Other Annual    Restricted     Underlying      LTIP      All Other
Principal Position         Year       Salary    Bonus    Compensation    Stock Awards     Option       Payouts   Compensation
------------------         ----       ------    -----    ------------    ------------   ----------     -------   ------------
Robert Stevens,
President and CEO,         2006 (1)    -0-       -0-          -0-            -0-            -0-          -0-          -0-
                           2007        -0-       -0-          -0-            -0-            -0-          -0-          -0-

Lindsay Smith,
Chief Financial Officer
& Director                 2006        -0-       -0-          -0-            -0-            -0-          -0-          -0-
                           2007        -0-       -0-          -0-            -0-            -0-          -0-          -0-

Joseph Lefrak,
Director                   2006        -0-       -0-          -0-            -0-            -0-          -0-          -0-
                           2007        -0-       -0-          -0-            -0-            -0-          -0-          -0-

During the seventeen months ended May 31, 2007, Mr. Stevens devoted time to the development process of our Company. Compensation expense totaling $150,000 has been recorded for the seventeen months ended May 31, 2007. For the seventeen months ended May 31, 2007, Mr. Stevens has waived reimbursement and has considered the total expense as additional paid-in capital.

(1) During November 2005, the Company issued 27,530,000 shares of its common stock to Mr. Stevens for unsupported proprietary technology valued at zero.

EMPLOYMENT AND CONSULTING AGREEMENTS

         We do not have any employment or consulting agreements with any of our executive officers

OPTION/SAR GRANTS

         We have not granted any options or stock appreciation rights to any of our executive officers or employees.

AGGREGATED OPTION/SAR EXERCISES

         Since we have never granted any options or stock appreciation rights to any of our executive officers or employees, none exist to be exercised.

COMPENSATION OF DIRECTORS

         Other than the as described above, directors of the Company have not and do not receive any compensation for serving on the board or for attending any meetings. Directors who are also officers of the Company receive no additional consideration for their service as a director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of September 1, 2007, regarding beneficial ownership of the Common Stock of the Company by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock, (ii) each director of the Company, (iii) the Chief Executive Officer and other executive officers of the Company and (iv) the Company's executive officers and directors as a group.

                                                                   PERCENTAGE
TITLE OF CLASS    NAME AND ADDRESS           NUMBER OF SHARES      OWNERSHIP
--------------    ----------------           ----------------      ----------

Common stock      Terence Ramsden               48,126,000           41.22%
                  1 Mark Road
                  Hemel Hempstead
                  Herts HP 2 7BN, England

Common stock      Robert Stevens (1)            27,530,000           23.58%
                  1 Mark Road
                  Hemel Hempstead
                  Herts HP 2 7BN, England

Common stock      Lindsay Smith  (2)               -0-                 -0-%
                  1 Mark Road
                  Hemel Hempstead
                  Herts HP 2 7BN, England

Common stock      Joseph Lefrak (3)                -0-                 -0-%
                  18 East 48th Street
                  New York, NY 10017

All officers and directors
as a group (3 persons)                          75,656,000           64.80%

(1)      President, CEO and Chairman
(2)      Chief Financial Officer and Director
(3)      Secretary


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Mr. Robert Stevens, our Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors, and Mr. Terence Ramsden, our Vice President, Secretary and a Director, devoted have time to our development. During the seventeen months ended May 31, 2007, Mr. Stevens, Mr. Ramsden and Mr. Buddy Young, our former President, received non-cash compensation (representing the estimated value of services contributed to the Company) of $401,271.

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

         32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

         The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements and for the reviews of the financial statements included in our annual report on Form 10-KSB and 10-QSBs respectively, and for other services normally provided in connection with statutory filings were approximately $0, and $0, respectively, in the seventeen months ended May 31, 2007 and the period of November 1, 2005 (inception) through December 31, 2006.

TAX FEES

         The aggregate fees billed by our auditors for tax compliance matters were approximately $0, and $0, respectively, in the seventeen months ended May 31, 2007 and the period of November 1, 2005 (inception) through December 31, 2006.

ALL OTHER FEES

         We did not incur any fees for other professional services rendered by our independent auditors in the seventeen months ended May 31, 2007 and the period of November 1, 2005 (inception) through December 31, 2006.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    October 9, 2007            DEMATCO, INC.

                                    By:  /S/ ROBERT STEVENS
                                         --------------------------------------
                                         Robert Stevens
                                         President, Chief Executive Officer and
                                         Chief Financial Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Date:    October 9, 2007            /S/ ROBERT STEVENS
                                    --------------------------------------------
                                    Robert Stevens
                                    President, Chief Executive Officer, Chief
                                    Financial Officer and Director (Principal
                                    Executive, Financial and Accounting Officer)


Date:    October 9, 2007            /S/ LINDSAY SMITH
                                    --------------------------------------------
                                    Lindsay Smith
                                    Director


Date:    October 9, 2007            /S/ JOSEPH LEFRAK
                                    --------------------------------------------
                                     Joseph Lefrak
                                     Director