Form 10QSB
period 2007-08-31
DEMATCO INC
filed 2007-10-16
CIK 1250485

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended August 31, 2007


[_] Transition Report under Section 13 or 15(d) of the Exchange Act for the Transition Period from ________ to ___________

                         Commission File Number: 0-50333


                                  DEMATCO, INC.
                    (FORMERLY ADVANCED MEDIA TRAINING, INC.)
                   ------------------------------------------
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

         The Registrant has 116,753,524 shares of Common stock, par value $.001 per share issued and outstanding as of August 31, 2007. Based on the closing bid price of the issuer's common stock on August 31, 2007 the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was approximately $4,556,000

         Traditional Small Business Disclosure Format (check one) Yes [ ] No [X]

                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB



PART I   FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----
Item 1.  Financial Statements..........................................        3
         Condensed Consolidated Balance Sheets
             August 31, 2007 (Unaudited) and May 31, 2007..............        4
         Condensed Consolidated Statements of Operations (Unaudited)
             For the Three Months Ended August 31, 2007 and 2006.......        5
         Statements of Shareholders' Deficit (Unaudited)
             For the Three Months Ended August 31, 2007................        6
         Condensed Consolidated Statements of Cash Flows (Unaudited)
             For the Three Months Ended
             August 31, 2007 and 2006..................................        7
         Notes to Financial Statements (Unaudited).....................        8

Item 2.  Management's Discussion and Analysis or Plan
         of Operation..................................................       10

Item 3.  Controls and Procedures.......................................       13

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.............................................       14

Item 2.  Changes in Securities and Use of Proceeds.....................       14

Item 3.  Defaults upon Senior Securities...............................       14

Item 4.  Submission of Matters to a Vote of Security Holders...........       14

Item 5.  Other Information.............................................       14

Item 6.  Exhibits .....................................................       14

Signatures.............................................................       15

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                (Financial Statements Commence on Following Page)

                          DEMATCO, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         August 31,
                                                            2007        May 31,
                                                        (Unaudited)      2007
                                                         ---------    ---------

                           ASSETS

Current Assets
    Cash .............................................   $   1,750    $   1,853
    Prepaid expenses .................................       4,724         --
                                                         ---------    ---------

    Total Current Assets .............................       6,474        1,853
                                                         ---------    ---------

    Fixed Assets .....................................        --           --
                                                         ---------    ---------

Total Assets .........................................   $   6,474    $   1,853
                                                         =========    =========


          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable and accrued expenses ............   $  86,882    $  35,902
    Accrued interest due to shareholder ..............       1,967          784
    Due to related party .............................      89,000       59,000
    Due to related entity ............................      35,790       35,790
    Notes payable to shareholders ....................     113,132       96,590
                                                         ---------    ---------
    Total Current Liabilities ........................     326,771      228,066
                                                         ---------    ---------
    Convertible note payable .........................     204,169      177,244
                                                         ---------    ---------

Total Liabilities ....................................     530,940      405,310
                                                         ---------    ---------

Stockholders' Deficit

    Common Stock, authorized 200,000,000
    shares, par value $0.001, issued
    and outstanding; 116,753,524 shares ..............     116,753      116,753

    Additional Paid-in Capital .......................     197,917       97,917

    Deficit accumulated during development stage.. ...    (837,991)    (618,113)

    Gain/(Loss) on Currency Translation ..............      (1,145)         (14)
                                                         ---------    ---------

    Total Stockholders' Deficit ......................    (524,466)    (403,457)
                                                         ---------    ---------

Total Liabilities and Stockholders' Deficit ..........   $   6,474    $   1,853
                                                         =========    =========


         The accompanying notes are an integral part of these statements

                          DEMATCO, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three Months Ended:
                                              ---------------------------------
                                                August 31,          August 31,
                                                  2007                 2006
                                              -------------       -------------

Operating Expenses
    General and Administrative .........      $     191,771       $      88,322
    Interest expense ...................             28,107                --
                                              -------------       -------------
    Total Expenses .....................            219,878              88,322
                                              -------------       -------------
Net Loss from Operations ...............           (219,878)            (88,322)
                                              -------------       -------------

Basic and Diluted
    (Loss) per Share ...................      $       (0.00)      $       (0.00)
                                              -------------       -------------
Weighted Average
   Number of Shares ....................        116,753,524         101,000,000
                                              -------------       -------------


         The accompanying notes are an integral part of these statements

                          DEMATCO, INC. AND SUBSIDIARY
                          (A Development Stage Company)

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICT
                                   (Unaudited)
                   For the Three Months Ended August 31, 2007

                                   COMMON STOCK                                                               TOTAL
                            ----------------------------     PAID-IN        CURRENCY        RETAINED         EQUITY
                               SHARES          AMOUNT        CAPITAL       TRANSLATION      (DEFICIT)       (DEFICIT)
                            ------------    ------------   ------------   ------------    ------------    ------------
BALANCE, MAY 31, 2007 ...    116,753,524    $    116,753   $     97,917   $        (14)   $   (618,113)   $   (403,457)

Contribution of services            --              --          100,000           --              --           100,000

Currency Translation ....           --              --             --           (1,131)           --            (1,131)

Net Loss ................           --              --             --             --          (219,878)       (219,878)
                                                                                                          ------------
   Net Comprehensive Loss                                                                                     (221,009)
                            ------------    ------------   ------------   ------------    ------------    ------------

BALANCE, AUGUST 31, 2007     116,753,524    $    116,753   $    197,917   $     (1,145)   $   (837,991)   $   (524,466)
                            ============    ============   ============   ============    ============    ============


         The accompanying notes are an integral part of these statements

                          DEMATCO, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Three Months Ended:
                                                         ----------------------
                                                         August 31,   August 31,
                                                            2007         2006
                                                         ---------    ---------
Operating Activities
      Net Loss .......................................   $(219,878)   $ (88,322)
      Adjustments to reconcile Net (Loss)
         Currency Translation ........................      (1,131)         292
         Contributed services ........................     100,000       85,714
         Amortization of debt discount ...............      26,925         --
      Changes in Operating Assets and Liabilities
         Prepaid expenses ............................      (4,724)        --
         Accounts payable and accrued expenses .......      50,980         --
         Due to related party ........................      30,000         --
         Accrued interest due to shareholder .........       1,183         --
                                                         ---------    ---------

      Net Cash Used by Operating Activities ..........     (16,645)      (2,316)
                                                         ---------    ---------

    Financing Activities
      Net proceeds from notes payable, shareholders ..      16,542        2,470
                                                         ---------    ---------

      Net Cash Provided by Financing Activities ......      16,542        2,470
                                                         ---------    ---------

  Net Increase (Decrease) in Cash ....................        (103)         154

  Cash, Beginning of Period ..........................       1,853       22,349
                                                         ---------    ---------

  Cash, End of Period ................................   $   1,750    $  22,503
                                                         =========    =========

  Supplemental Information:
      Interest Paid ..................................   $    --      $    --
      Income Taxes Paid ..............................   $    --      $    --


         The accompanying notes are an integral part of these statements

                          DEMATCO, INC. AND SUBSIDIARY
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2007
                                   (Unaudited)

NOTE 1.  GENERAL ORGANIZATION AND BUSINESS

Dematco, Inc. (formerly Advanced Media Training, Inc.; the "Company") is engaged in the business of dematerializing or converting financial instruments from paper form to electronic form so as to enable such instruments to be traded electronically on exchanges or exchange platforms on a peer to peer basis.

Effective  December 11, 2006,  the Company  exercised  its option to acquire the remaining shares of Dematco, Ltd. The acquisition has been accounted for as a recapitalization and, accordingly, these financial statements represent historical operations of Dematco, Ltd. and the capital structure of the former Advanced Media Training, Inc. The business of Advanced Media Training, Inc. was transferred to Progressive Training, Inc., a wholly-owned subsidiary until March 1, 2007.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Dematco, Inc. and its wholly-owned subsidiary, Dematco, Ltd. Dematco Ltd. is a United Kingdom registered private company based in Geneva.

All material inter-company accounts and transactions have been eliminated.

NOTE 2.  PRESENTATION

GOING CONCERN & MANAGEMENT'S PLANS

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

PREPARATION OF INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

These interim condensed consolidated financial statements for the periods ended August 31, 2007 and 2006 have been prepared by the Company's management, without audit, in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise noted) necessary to present fairly the Company's financial position, results of operations and cash flows for the fiscal periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in these interim financial statements pursuant to the SEC's rules and regulations, although the Company's management believes that the disclosures are adequate to make the information presented not misleading. The financial position, results of operations and cash flows for the interim periods disclosed herein are not necessarily indicative of future financial results. These interim condensed consolidated financial statements should be read in conjunction with the annual financial statements and the notes thereto included in the Company's most recent Annual Report on Form 10-KSB (as amended) for the fiscal year ended May 31, 2007.

NET LOSS PER SHARE

Basic and diluted net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding during the applicable fiscal periods. At August 31, 2007, the Company had outstanding debt that is convertible into 833,000 shares of the Company's common stock. Potentially dilutive shares are excluded from the computation in loss periods, as their effect would be anti-dilutive.

RECENTLY ISSUED ACCOUNTING STANDARDS

There are no accounting standards with pending adoptions that have any applicability to the Company.

NOTE 3. NOTES PAYABLE TO SHAREHOLDERS

The Company had an agreement with its former President, to borrow up to $600,000 with interest at 8.0%. Repayment shall be made when funds are available and the balance of principal and accrued interest were due June 30, 2007. The principal balance was $58,645 at August 31, 2007.

The Company has a loan agreement with a director that is due upon demand. The principal balance was $54,487 at August 31, 2007.

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

SELECT FINANCIAL INFORMATION

                                                    For the Three Months Ended
                                                   ----------------------------
                                                                     08/31/06
                                                     08/31/07       (Unaudited)
                                                    (Unaudited)    (As Restated)
                                                   ------------    ------------

Statement of Operations Data
Total revenue ..................................   $       --      $       --
Operating loss .................................   $   (219,878)   $    (88,322)
Net loss per share .............................   $       --      $       --

Balance Sheet Data
Total assets ...................................   $      6,474    $     22,503
Total liabilities ..............................   $    530,940    $     27,428
Stockholder's deficit ..........................   $   (524,466)   $     (4,925)

RESULTS OF OPERATIONS

GENERAL

         On December 11, 2006, we completed the acquisition of Dematco, Ltd., and at the same time, elected a new slate of directors and appointed new corporate officers. Concurrent with the acquisition, our new management decided to change the Company's business to that of its just acquired wholly-owned subsidiary, Dematco, Ltd., , and to as soon as feasible cease all activities related to the business of producing and distributing workforce training videos. Effective March 1, 2007, we entered into an Asset and Liability Assumption Agreement with our then wholly-owned subsidiary Progressive Training, Inc., and as a result ceased all activities associated with our former business.

         Since that date, and for the foreseeable future, all of our efforts will be focused on the further development and marketing of our dematerialization process. During fiscal 2008, we plan to take the following steps in order to improve the process, and generate revenue from operations, (a) fulfill our contract with Admiral Asset Group, and (b) attempt to sign additional contracts for the dematerialization of financial instruments within the insurance industry.

THREE-MONTH PERIOD ENDED AUGUST 31, 2007 COMPARED TO THREE-MONTH PERIOD ENDED AUGUST 31, 2006

REVENUES

         To date, we have not generated revenue from our dematerialization process.

EXPENSES

         During the three months ended August 31, 2007 our general and administrative expenses were $191,771. Included in this amount is $100,000 of wages to our officers whom have waived payment and applied this amount to paid in capital, $30,000 of consulting and professional services and $54,560 of legal and accounting expenses.

         During the three months ended August 31, 2006, our general and administrative expenses were $88,322 of which $85,714 related to wages to our officers whom have waived payment and applied this amount to paid-in capital.

         During the three months ended August 31, 2007 we incurred $28,107 of interest expense related to the convertible debenture and a note payable to a shareholder.

NET LOSS

         As a result of the aforementioned, our net loss was $219,878 for the three months ended August 31, 2007 and $88,322 for the three months ended August 31, 2006.

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

         We currently have no employees and do not anticipate hiring in the near future. Mr. Robert Stevens, our Chief Executive Officer, and Chairman of the Board of Directors, Mr. Lindsay Smith, our Chief Financial Officer, and a Director, and, our principal shareholder Mr. Terence Ramsden, each work on a part-time basis. During the three months ended August 31, 2007, Mr. Stevens and Mr. Ramsden received non-cash compensation (representing the estimated value of services contributed to the Company) of $100,000.

LIQUIDITY AND CAPITAL RESOURCES

         Our working capital deficit was $80,408 at August 31, 2007, which excludes liabilities due to related parties and entities

         Our cash flows used by operations were $16,645 for the three months ended August 31, 2007. This is the primary results of our net loss of $219,878 which included non-cash expenses of approximately $126,000, and increases in accounts payable and accrued expenses of $50,980 and amounts due to a related party of $30,000.

         Our cash flows used by operations were $2,316 for the three months ended August 31, 2006. This is primarily the result of our net loss of $88,322, which included $85,714 of non-cash expenses.

         During the three months ended August 31, 2007 and 2006 we did not use any cash for investing activities.

         During the three months ended August 31, 2007 and 2006, our cash flows from financing activities were $16,542 and $2,470, respectively. These amounts are the result of our borrowings from a principal shareholder.

         We currently have no material commitments at this time to fund development of our dematerialization process or to acquire any significant capital equipment

         We are a company with a limited operating history and a history of net losses.

         We had a cash balance of $1,750 on August 31, 2007.

         If revenues from the sale of our dematerialization process do not provide sufficient funds to maintain operations, then we believe the raising of funds through borrowings from our shareholder or the sale of additional equity will be sufficient to satisfy our budgeted cash requirements through August 31, 2008. Additionally, we may attempt a private placement sale of our common stock. Further, our ability to pursue any business opportunity that requires us to make cash payments would also depend on the amount of funds that we can secure from these various sources. If funding is not available from any of these sources to meet our needs, we will either delay production of one or more of our planned videos or delay any business transaction requiring the payment of cash, or both.

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

ITEM 3.  CONTROLS AND PROCEDURES

         The principal executive officer and principal financial officer of the Company, ("the Certifying Officers") with the assistance of advisors, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in section 240.13a-14(c) and 240.15d-14(c) under the Exchange Act) within 90 days prior to the filing of this annual report. Based upon the evaluation, the Certifying Officers conclude that the Company's disclosure controls and procedures are effective in timely alerting management to material information relative to the Company which is required to be disclosed in its periodic filings with the SEC.

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

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS   None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         During the quarter ended August 31, 2007, no matters were submitted to the Company's security holders.

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

                                             DEMATCO, INC.
                                             (Registrant)


Dated: October 16, 2007                      /S/ ROBERT STEVENS
                                             -----------------------------------
                                             Robert Stevens, President and Chief
                                             Executive Officer