Form 10QSB
period 2007-11-30
DEMATCO INC
filed 2008-01-22
CIK 1250485

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended November 30, 2007


[_] Transition Report under Section 13 or 15(d) of the Exchange Act for the Transition Period from ________ to ___________

                         Commission File Number: 0-50333


                                  DEMATCO, INC.
                     (FORMERLYADVANCED MEDIA TRAINING, INC.)
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

         The Registrant has 116,753,524 shares of Common stock, par value $.001 per share issued and outstanding as of November 30, 2007. Based on the closing bid price of the issuer's common stock on November 30, 2007 the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was approximately $6,970,000.

         Traditional Small Business Disclosure Format (check one) Yes [_] No [X]

                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB



PART I   FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----
Item 1.  Financial Statements...........................................       3
         Condensed Consolidated Balance Sheets
             November 30, 2007 (Unaudited) and May 31, 2007.............       4
         Condensed Consolidated Statements of Operations (Unaudited)
             For the Three and Six Months Ended
             November 30, 2007 and 2006.................................       5
         Statements of Shareholders' Deficit (Unaudited)
             For the Six Months Ended November 30, 2007.................       6
         Condensed Consolidated Statements of Cash Flows (Unaudited)
             For the Six Months Ended
             November 30, 2007 and 2006.................................       7
         Notes to Financial Statements (Unaudited)......................       8

Item 2.  Management's Discussion and Analysis or Plan
         of Operation...................................................      10

Item 3.  Controls and Procedures........................................      14

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings..............................................      15

Item 2.  Changes in Securities and Use of Proceeds......................      15

Item 3.  Defaults upon Senior Securities................................      15

Item 4.  Submission of Matters to a Vote of Security Holders............      15

Item 5.  Other Information..............................................      15

Item 6.  Exhibits ......................................................      15

Signatures..............................................................      16

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                (Financial Statements Commence on Following Page)

                          DEMATCO, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     November 30,
                                                         2007         May 31,
                                                     (Unaudited)       2007
                                                     -----------    -----------

                           ASSETS

Current Assets
    Cash .........................................   $     1,216    $     1,853
    Prepaid expenses .............................        25,000           --
                                                     -----------    -----------
    Total Current Assets .........................        26,216          1,853
                                                     -----------    -----------

Total Assets .....................................   $    26,216    $     1,853
                                                     ===========    ===========


          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable and accrued expenses ........   $    71,446    $    35,902
    Accrued interest due to shareholder ..........         3,136            784
    Due to related party .........................       119,000         59,000
    Due to related entity ........................        31,990         35,790
    Notes payable to shareholders ................       113,607         96,590
                                                     -----------    -----------
    Total Current Liabilities ....................       339,179        228,066
                                                     -----------    -----------
    Convertible note payable .....................       235,184        177,244
    Total Liabilities ............................       574,363        405,310
                                                     -----------    -----------

Stockholders' Deficit

    Common Stock, authorized 200,000,000
    shares, par value $0.001, issued
    and outstanding; 116,753,524 shares ..........       116,753        116,753

    Additional Paid-in Capital ...................       297,917         97,917

    Common stock subscribed ......................       100,311           --

    Deficit accumulated during the
    development stage ............................    (1,061,357)      (618,113)

    Gain/(Loss) on Currency Translation ..........        (1,771)           (14)
                                                     -----------    -----------

    Total Stockholders' Deficit ..................      (548,147)      (403,457)
                                                     -----------    -----------

Total Liabilities and Stockholders' Deficit ......   $    26,216    $     1,853
                                                     ===========    ===========


         The accompanying notes are an integral part of these statements

                          DEMATCO, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE AND SIX MONTHS ENDED
                     NOVEMBER 30, 2007 AND 2006 (UNAUDITED)


                                                                                                       NOVEMBER 1,
                                                                                                           2005
                                                                                                      (INCEPTION) TO
                                           THREE MONTHS                       SIX MONTHS               NOVEMBER 30,
                                       2007             2006             2007             2006             2007
                                  -------------    -------------    -------------    -------------    -------------
OPERATING EXPENSES:
General and administrative ....   $     190,381    $     131,670    $     382,152    $     219,992    $     953,975
Interest expense, related party           1,170             --              2,353             --              4,977
Interest expense ..............          31,015             --             57,939             --            101,605

Total expenses ................         222,566          131,670          442,444          219,992        1,060,557
                                  -------------    -------------    -------------    -------------    -------------

LOSS BEFORE INCOME TAXES ......        (222,566)        (131,670)        (442,444)        (219,992)      (1,060,557)

Income tax ....................             800             --                800             --                800
                                  -------------    -------------    -------------    -------------    -------------

NET LOSS ......................   $    (223,366)   $    (131,670)   $    (443,244)   $    (219,992)   $  (1,061,357)
                                  =============    =============    =============    =============    =============

BASIC AND DILUTED LOSS PER
SHARE .........................   $       (0.00)   $       (0.00)   $       (0.00)   $       (0.00)
                                  =============    =============    =============    =============

WEIGHTED AVERAGE SHARES
OUTSTANDING ...................     116,753,524      101,000,000      116,753,524      101,000,000
                                  =============    =============    =============    =============


See accompanying notes to financial statements.

                          DEMATCO, INC. AND SUBSIDIARY
                          (A Development Stage Company)

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                   (Unaudited)
                   For the Six Months Ended November 30, 2007

                                                                                                      DEFICIT
                                                                                                    ACCUMULATED
                                   COMMON STOCK            COMMON                                   DURING THE
                             -------------------------     STOCK         PAID-IN      CURRENCY      DEVELOPMENT       TOTAL
                               SHARES        AMOUNT      SUBSCRIBED      CAPITAL     TRANSLATION       STAGE         DEFICIT
                             -----------   -----------   -----------   -----------   -----------    -----------    -----------
BALANCE, MAY 31, 2007 ....   116,753,524   $   116,753   $      --     $    97,917   $       (14)   $  (618,113)   $  (403,457)

Common stock subscribed ..          --            --         100,311          --            --             --          100,311

Contribution of services .          --            --            --         200,000          --             --          200,000

Currency Translation .....          --            --            --            --          (1,757)          --           (1,757)

Net Loss .................          --            --            --            --            --         (443,244)      (443,244)
                                                                                                                   -----------
   Net Comprehensive Loss           --            --            --            --            --             --         (445,001)
                             -----------   -----------   -----------   -----------   -----------    -----------    -----------

BALANCE, NOVEMBER 30, 2007   116,753,524   $   116,753   $   100,311   $   297,917   $    (1,771)   $(1,061,357)   $  (548,147)
                             ===========   ===========   ===========   ===========   ===========    ===========    ===========


         The accompanying notes are an integral part of these statements

                          DEMATCO, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    November 1,
                                                                                        2005
                                                                                    (Inception)
                                                          Six Months Ended:              to
                                                      November 30,   November 30,   November 30,
                                                          2007           2006           2007
                                                      -----------    -----------    -----------
Operating Activities
      Net Loss ....................................   $  (443,244)   $  (219,992)   $(1,061,357)
      Adjustments to reconcile Net (Loss)
         Currency Translation .....................        (1,757)          (428)        (1,771)
         Contributed services .....................       200,000        185,714        601,271
         Amortization of debt discount ............        57,940           --          101,605
      Changes in Operating Assets and Liabilities
         Prepaid expenses .........................       (25,000)          --          (25,000)
         Accounts payable and accrued expenses ....        35,544           --           71,621
         Due to related party .....................        60,000           --          119,000
         Due to related entity ....................        (3,800)          --           31,990
         Accrued interest due to shareholder ......         2,352           --            4,977
                                                      -----------    -----------    -----------

      Net Cash Provided by Operating Activities ...      (117,965)       (34,706)      (157,664)
                                                      -----------    -----------    -----------

    Financing Activities
      Net repayments on line of credit ............          --             --          (19,094)
      Net proceeds from notes payable, shareholders        17,017         33,714         54,962
      Net proceeds from common stock subscriptions.       100,311           --          100,311
      Cash proceeds from Progressive ..............          --             --           22,701
                                                      -----------    -----------    -----------

      Net Cash Provided by Financing Activities ...       117,328         33,714        158,880
                                                      -----------    -----------    -----------

  Net Increase in Cash ............................          (637)          (992)         1,216

  Cash, Beginning of Period .......................         1,853         22,349           --
                                                      -----------    -----------    -----------

  Cash, End of Period .............................   $     1,216    $    21,357    $     1,216
                                                      ===========    ===========    ===========

  Supplemental Information:
      Interest Paid ...............................   $      --      $      --      $      --
      Income Taxes Paid ...........................   $      --      $      --      $      --


         The accompanying notes are an integral part of these statements

                          DEMATCO, INC. AND SUBSIDIARY
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2007
                                   (Unaudited)


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

The Company has survived through borrowings from shareholders and through the sale of company stock. The Company must raise funds or continue borrowings in the near future to survive. There is no assurance that management can find investors or continue borrowings to cover the losses generated.

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

PREPARATION OF INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

These interim condensed consolidated financial statements for the periods ended November 30, 2007 and 2006 have been prepared by the Company's management, without audit, in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise noted) necessary to present fairly the Company's financial position, results of operations and cash flows for the fiscal periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in these interim financial statements pursuant to the SEC's rules and regulations, although the Company's management believes that the disclosures are adequate to make the information presented not misleading. The financial position, results of operations and cash flows for the interim periods disclosed herein are not necessarily indicative of future financial results. These interim condensed consolidated financial statements should be read in conjunction with the annual financial statements and the notes thereto included in the Company's most recent Annual Report on Form 10-KSB (as amended) for the fiscal year ended May 31, 2007.

NET LOSS PER SHARE

Basic and diluted net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding during the applicable fiscal periods. At November 30, 2007, the Company had outstanding debt that is convertible into 833,000 shares of the Company's common stock. Potentially dilutive shares are excluded from the computation in loss periods, as their effect would be anti-dilutive.

RECENTLY ISSUED ACCOUNTING STANDARDS

There are no accounting standards with pending adoptions that have any applicability to the Company.

NOTE 3. NOTES PAYABLE TO SHAREHOLDERS

The Company had an agreement with its former President, to borrow up to $600,000 with interest at 8.0%. Repayment shall be made when funds are available and the balance of principal and accrued interest were due June 30, 2007. The principal balance was $58,645 at November 30, 2007.

The Company has a loan agreement with a director that is due upon demand. The principal balance was $54,962 at November 30, 2007 and is non-interest bearing.

NOTE 4. COMMON STOCK SUBSCRIBED

During the six months ended November 30, 2007, the Company received $100,311 for a common stock subscription at $0.05 per share from two parties. As of January 15, 2008, the shares remain unissued.

NOTE 5. SUBSEQUENT EVENT

During  January  2008,  the  Company   received   $15,000  for  a  common  stock
subscription at $0.05 per share from one unrelated party.

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

RESULTS OF OPERATIONS

GENERAL

         On December 11, 2006, we completed the acquisition of Dematco, Ltd., and at the same time, elected a new slate of directors and appointed new corporate officers. Concurrent with the acquisition, our new management decided to change the Company's business to that of its just acquired wholly-owned subsidiary, Dematco, Ltd., and to as soon as feasible cease all activities related to the business of producing and distributing workforce training videos. Effective March 1, 2007, we entered into an Asset and Liability Assumption Agreement with our then wholly-owned subsidiary Progressive Training, Inc., and as a result ceased all activities associated with our former business.

         Since that date, and for the foreseeable future, all of our efforts will be focused on the further development and marketing of our dematerialization process. During fiscal 2008, we plan to take the following steps in order to improve the process, and generate revenue from operations, (a) fulfill our contract with Admiral Asset Group contract, and (b) attempt to sign additional contracts for the dematerialization of financial instruments within the insurance industry.

SELECT FINANCIAL INFORMATION

                                                    For the Three Months Ended
                                                                     11/30/06
                                                     11/30/07       (Unaudited)
                                                    (Unaudited)    (As Restated)
                                                   ------------    ------------
Statement of Operations Data
Total revenue ..................................   $       --      $       --
Operating loss .................................   $   (223,366)   $   (131,670)
Net loss per share .............................   $       --      $       --

Balance Sheet Data
Total assets ...................................   $     26,216    $     21,357
Total liabilities ..............................   $    574,363    $     59,324
Stockholder's deficit ..........................   $    548,147    $     37,967

THREE-MONTH PERIOD ENDED NOVEMBER 30, 2007 COMPARED TO THREE-MONTH PERIOD ENDED NOVEMBER 30, 2006

REVENUES

         To date, we have not generated revenue from our dematerialization process.

EXPENSES

         During the three months ended November 30, 2007 our general and administrative expenses were $190,381. Included in this amount is $100,000 of wages to our officers whom have waived payment and applied this amount to paid in capital, $30,000 of consulting and professional services and $51,975 of legal and accounting expenses.

         During the three months ended November 30, 2006, our general and administrative expenses were $131,670. Included in this amount is $100,000 of wages to our officers whom have waived payment and applied this amount to paid in capital and approximately $27,000 of legal and accounting expenses.

         During the three months ended November 30, 2007 we incurred $1,170 of interest expense related to a note payable to a shareholder and $31,015 of interest expense related to the convertible debenture.

NET LOSS

         As a result of the aforementioned, our net loss was $223,366 for the three months ended November 30, 2007 and $131,670 for the three months ended November 30, 2006.

SELECT FINANCIAL INFORMATION

                                                     For the Six Months Ended
                                                                     11/30/06
                                                     11/30/07       (Unaudited)
                                                    (Unaudited)    (As Restated)
                                                   ------------    ------------

Statement of Operations Data
Total revenue ..................................   $       --      $       --
Operating loss .................................   $   (443,244)   $   (219,992)
Net loss per share .............................   $       --      $       --

Balance Sheet Data
Total assets ...................................   $     26,216    $     21,357
Total liabilities ..............................   $    574,363    $     59,324
Stockholder's deficit ..........................   $    548,147    $     37,967

SIX-MONTH PERIOD ENDED NOVEMBER 30, 2007 COMPARED TO SIX-MONTH PERIOD ENDED NOVEMBER 30, 2006

REVENUES

         To date, we have not generated revenue from our dematerialization process.

EXPENSES

         During the six months ended November 30, 2007 our general and administrative expenses were $382,152. Included in this amount is $200,000 of wages to our officers whom have waived payment and applied this amount to paid in capital, $60,000 of consulting and professional services and $106,535 of legal and accounting expenses.

         During the six months ended November 30, 2006, our general and administrative expenses were $219,992. Included in this amount is $185,714 of wages to our officers whom have waived payment and applied this amount to paid in capital and approximately $30,000 of legal and accounting expenses.

         During the six months ended November 30, 2007 we incurred $2,353 of interest expense related to a note payable to a shareholder and $57,939 of interest expense related to the convertible debenture.

NET LOSS

         As a result of the aforementioned, our net loss was $443,244 for the six months ended November 30, 2007 and $219,992 for the six months ended November 30, 2006.

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

         We currently have no employees and do not anticipate hiring in the near future. Mr. Robert Stevens, our Chief Executive Officer, and Chairman of the Board of Directors, Mr. Lindsay Smith, our Chief Financial Officer, and a Director, and, our principal shareholder Mr. Terence Ramsden, each work on a part-time basis. During the six months ended November 30, 2007, Mr. Stevens and Mr. Ramsden received non-cash compensation (representing the estimated value of services contributed to the Company) of $200,000.

LIQUIDITY AND CAPITAL RESOURCES

         Our working capital deficit was $45,230 at November 30, 2007, which excludes liabilities due to related parties and entities

         Our cash flows used by operations were $117,965 for the six months ended November 30, 2007. This is the primary results of our net loss of $443,244 which included non-cash expenses of approximately $258,000, an increase in prepaid expenses of $25,000 and increases in accounts payable and accrued expenses of $35,544 and amounts due to a related party of $60,000.

         Our cash flows used by operations were $34,706 for the six months ended November 30, 2006. This is primarily the result of our net loss of $219,992 which included non-cash expenses of approximately $186,000

         During the six months ended November 30, 2007 and 2006 we did not use any cash for investing activities.

         During the six months ended November 30, 2007 and 2006, our cash flows from financing activities were $17,017 and $33,714, respectively. These amounts are the result of our borrowings from a principal shareholder. Also during the six months ended November 30, 2007, we received $100,311 for common stock subscriptions.

         We currently have no material commitments at this time to fund development of our dematerialization process or to acquire any significant capital equipment

         We are a company with a limited operating history and a history of net losses.

         We had a cash balance of $1,216 on November 30, 2007.

         If revenues from the sale of our dematerialization process do not provide sufficient funds to maintain operations, then we believe the raising of funds through borrowings from our shareholder or the sale of additional equity will be sufficient to satisfy our budgeted cash requirements through November 30, 2008. Additionally, we may attempt a private placement sale of our common stock. Further, our ability to pursue any business opportunity that requires us to make cash payments would also depend on the amount of funds that we can secure from these various sources. If funding is not available from any of these sources to meet our needs, we will delay any business transaction requiring the payment of cash.

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

ITEM 3.  CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. We carried out an evaluation, with the participation of our chief executive and chief financial officer, of the effectiveness, as of November 30, 2007, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Due to the fact that we have no employees and are not able to have proper segregation of duties based on the cost/benefit of hiring employees solely to address the segregation of duties issue, we have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. However, we have determined that the risks associated with the lack of segregation of duties are partially mitigated based on the close involvement of management in day-to-day operations. We have limited resources available. As we obtain additional funding and employ additional personnel, we will implement programs to ensure the proper segregation of duties and reporting channels.

(b) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. There were no changes in our internal controls over financial reporting during the fiscal quarter covered by this Form 10-QSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS      None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS      None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         During the quarter ended November 30, 2007, no matters were submitted to the Company's security holders.

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

                                        DEMATCO, INC.
                                        (Registrant)


Dated: January 22, 2008                 /S/ ROBERT STEVENS
                                        ---------------------------------------
                                            Robert Stevens, President and Chief
                                            Executive Officer