Form 10QSB
period 2008-02-29
DEMATCO INC
filed 2008-04-14
CIK 1250485

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended February 29, 2008


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company"in Rule 12b-2 of the Exchange Act.

          Large accelerated filer [_]              Accelerated filer [_]

          Non-accelerated filer [_]                Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                              OUTSTANDING AT APRIL  , 2008
---------------------------------------      -----------------------------------
   Common Stock -- no par value                          XXXXX shares

                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB



PART I   FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----
Item 1.  Condensed Consolidated Financial Statements ......................... 3
         Balance Sheets
             February 29, 2008 (Unaudited) and May 31, 2007................... 4
         Statements of Operations
             For the Three- and Nine-Month Periods
             Ended February 29, 2008 and February 28, 2007 (Unaudited)........ 5
         Statements of Shareholders' Deficit
             For The Nine Months Ended
             February 29, 2008 (Unaudited).................................... 6
         Statements of Cash Flows
             For the Nine Months Ended
             February 29, 2008 and February 28, 2007 (Unaudited).............. 7
         Notes to Financial Statements........................................ 8

Item 2.  Management's Discussion and Analysis or Plan
         of Operation.........................................................11

Item 3.  Controls and Procedures..............................................16

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings....................................................17

Item 2.  Changes in Securities and Use of Proceeds............................17

Item 3.  Defaults upon Senior Securities......................................17

Item 4.  Submission of Matters to a Vote of Security Holders..................17

Item 5.  Other Information....................................................17

Item 6.  Exhibits.............................................................17

Signatures....................................................................18

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                (Financial Statements Commence on Following Page)

                          DEMATCO, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     February 29,
                                                         2008          May 31,
                                                     (Unaudited)        2007
                                                     -----------    -----------

                           ASSETS

Current Assets
    Cash .........................................   $     1,899    $     1,853
                                                     -----------    -----------

    Total Current Assets .........................         1,899          1,853
                                                     -----------    -----------

    Fixed Assets .................................          --             --
                                                     -----------    -----------

Total Assets .....................................   $     1,899    $     1,853
                                                     ===========    ===========


          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable and accrued expenses ........   $    59,165    $    35,902
    Accrued interest due to shareholder ..........         4,306            784
    Due to related party .........................       149,000         59,000
    Due to related entity ........................          --           35,790
    Notes payable to shareholders ................       197,305         96,590
                                                     -----------    -----------
    Total Current Liabilities ....................       409,776        228,066
                                                     -----------    -----------
    Convertible note payable .....................       270,911        177,244
                                                     -----------    -----------
    Total Liabilities ............................       680,687        405,310
                                                     -----------    -----------

Stockholders' Deficit

    Common Stock, authorized 200,000,000
    shares, par value $0.001, issued
    and outstanding; 117,853,524 and
    116,753,524 shares, respectively .............       117,853        116,753

    Additional Paid-in Capital ...................       481,906         97,917

    Deficit accumulated during the
    development stage ............................    (1,277,285)      (618,113)

    Cumulative translation adjustment ............        (1,262)           (14)
                                                     -----------    -----------

    Total Stockholders' Deficit ..................      (678,788)      (403,457)
                                                     -----------    -----------

Total Liabilities and Stockholders' Deficit ......   $     1,899    $     1,853
                                                     ===========    ===========


         The accompanying notes are an integral part of these statements

                          DEMATCO, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE AND NINE MONTHS ENDED
               FEBRUARY 29, 2008 AND FEBRUARY 28, 2007 (UNAUDITED)

                                                                                                        NOVEMBER 1,
                                                                                                           2005
                                           THREE MONTHS                       NINE MONTHS              (INCEPTION)
                                  ------------------------------    ------------------------------     TO  FEBRUARY
                                       2008             2007             2008             2007           29, 2008
                                  -------------    -------------    -------------    -------------    -------------
OPERATING EXPENSES:
General and administrative ....   $     179,032    $     147,637    $     561,184    $     367,629    $   1,133,007
Interest expense, related party           1,168            1,369            3,521            1,369            6,145
Interest expense ..............          35,728           20,291           93,667           20,291          137,333
                                  -------------    -------------    -------------    -------------    -------------

Total expenses ................         215,928          169,297          658,372          389,289        1,276,485
                                  -------------    -------------    -------------    -------------    -------------

LOSS BEFORE INCOME TAXES ......        (215,928)        (169,297)        (658,372)        (389,289)      (1,276,485)

Income tax ....................            --               --                800             --                800
                                  -------------    -------------    -------------    -------------    -------------

NET LOSS ......................   $    (215,928)   $    (169,297)   $    (659,172)   $    (389,289)   $  (1,277,285)
                                  =============    =============    =============    =============    =============

BASIC AND DILUTED LOSS PER
SHARE .........................   $       (0.00)   $       (0.00)   $       (0.01)   $       (0.01)
                                  =============    =============    =============    =============

WEIGHTED AVERAGE SHARES
OUTSTANDING ...................     117,019,458      105,396,635      116,841,845       50,712,650
                                  =============    =============    =============    =============


See accompanying notes to financial statements.

                          DEMATCO, INC. AND SUBSIDIARY
                          (A Development Stage Company)

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                   (Unaudited)
                   For the Nine Months Ended February 29, 2008

                                                                                              DEFICIT
                                                                                            ACCUMULATED
                                         COMMON STOCK                        CUMULATIVE     DURING THE
                                   -------------------------     PAID-IN     TRANSLATION    DEVELOPMENT       TOTAL
                                      SHARES        AMOUNT       CAPITAL      ADJUSTMENT       STAGE         DEFICIT
                                   -----------   -----------   -----------   -----------    -----------    -----------
BALANCE, MAY 31, 2007 ..........   116,753,524   $   116,753   $    97,917   $       (14)   $  (618,113)   $  (403,457)

Common stock issued for cash ...     1,100,000         1,100        53,900          --             --           55,000

Contribution of services .......          --            --         300,000          --             --          300,000

Related party debt forgiveness..          --            --          30,089          --             --           30,089

Currency Translation ...........          --            --            --          (1,248)          --           (1,248)

Net Loss .......................          --            --            --            --         (659,172)      (659,172)
                                                                                                           -----------
   Net Comprehensive Loss ......          --            --            --            --             --         (660,420)
                                   -----------   -----------   -----------   -----------    -----------    -----------

BALANCE, FEBRUARY 29, 2008 .....   117,853,524   $   117,853   $   481,906   $    (1,262)   $(1,277,285)   $  (678,788)
                                   ===========   ===========   ===========   ===========    ===========    ===========


         The accompanying notes are an integral part of these statements

                          DEMATCO, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       November 1,
                                                                                         2005
                                                                                      (Inception)
                                                            Nine Months Ended:             to
                                                        February 29,  February 28,    February 29,
                                                            2008           2007           2008
                                                        -----------    -----------    -----------
Operating Activities
      Net Loss ......................................   $  (659,172)   $  (389,289)   $(1,277,285)

      Adjustments to reconcile Net (Loss) to Net Cash
         Used by Operations:
         Cumulative translation adjustment ..........        (1,248)          (718)        (1,262)
         Contributed services .......................       300,000        286,985        701,271
         Amortization of debt discount ..............        93,667         20,291        137,332
      Changes in Operating Assets and Liabilities
         Accounts payable and accrued expenses ......        23,262            925         59,339
         Due to related party .......................        90,000         20,000        149,000
         Due to related entity ......................        (5,700)          --           30,090
         Accrued interest due to shareholder ........         3,522          1,369          6,147
                                                        -----------    -----------    -----------

      Net Cash Used by Operating Activities .........      (155,669)       (60,437)      (195,368)
                                                        -----------    -----------    -----------

    Financing Activities
      Net repayments on line of credit ..............          --          (19,094)       (19,094)
      Net proceeds from notes payable, shareholders .       100,715         37,322        138,660
      Net proceeds from common stock ................        55,000           --           55,000
      Cash proceeds from Progressive ................          --           22,701         22,701
                                                        -----------    -----------    -----------

      Net Cash Provided by Financing Activities .....       155,715         40,929        197,267
                                                        -----------    -----------    -----------

  Net Increase (Decrease) in Cash ...................            46        (19,508)         1,899

  Cash, Beginning of Period .........................         1,853         22,349           --
                                                        -----------    -----------    -----------

  Cash, End of Period ...............................   $     1,899    $     2,841    $     1,899
                                                        ===========    ===========    ===========

  Supplemental Information:
      Interest Paid .................................   $      --      $      --      $      --
      Income Taxes Paid .............................   $      --      $      --      $      --


         The accompanying notes are an integral part of these statements

                          DEMATCO, INC. AND SUBSIDIARY
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2008
                                   (Unaudited)

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

PREPARATION OF INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

These interim condensed consolidated financial statements for the periods ended February 29, 2008 and February 28, 2007 have been prepared by the Company's management, without audit, in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise noted) necessary to present fairly the Company's financial position, results of operations and cash flows for the fiscal periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in these interim financial statements pursuant to the SEC's rules and regulations, although the Company's management believes that the disclosures are adequate to make the information presented not misleading. The financial position, results of operations and cash flows for the interim periods disclosed herein are not necessarily indicative of future financial results. These interim condensed consolidated financial statements should be read in conjunction with the annual financial statements and the notes thereto included in the Company's most recent Annual Report on Form 10-KSB (as amended) for the fiscal year ended May 31, 2007.

NET LOSS PER SHARE

Basic and diluted net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding during the applicable fiscal periods. At February 29, 2008, the Company had outstanding debt that is convertible into 2,500,000 shares of the Company's common stock. Potentially dilutive shares are excluded from the computation in loss periods, as their effect would be anti-dilutive.

RECENTLY ISSUED ACCOUNTING STANDARDS

There are no accounting standards with pending adoptions that have any applicability to the Company.

NOTE 3. NOTES PAYABLE TO SHAREHOLDERS

The Company had an agreement with its former President, to borrow up to $600,000 with interest at 8.0%. Repayment shall be made when funds are available and the balances of principal and accrued interest were due June 30, 2007. The principal balance was $58,645 at February 29, 2008.

The Company has a loan agreement with a director that is due upon demand. The principal balance was $138,660 at February 29, 2008 and is non-interest bearing.

NOTE 4.  CONVERTIBLE NOTE PAYABLE

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

During  February  2008, the Company  reduced the conversion  price from $0.60 to
0.20 and therefore increased the number of shares issuable upon conversion to 2,500,000. See Note 7.

NOTE 5.  COMMON STOCK

During the nine months ended February 29, 2008, the Company received $55,000 and issued 1,100,000 shares of its common stock at $0.05 per share to one private party.

NOTE 6.  RELATED PARTY TRANSACTIONS

During the quarter ended February 29, 2008, the Company agreed issue the remaining shares of Progressive Training, Inc. held by it (750,000 shares) to its existing shareholders in exchange for Progressive's forgiveness of the balance due from the Company amounting to $30,089. The forgiveness of debt has been reflected in the financial statements as an increase in additional paid in capital.

NOTE 7. SUBSEQUENT EVENT

During March 2008, the Company reduced the conversion price of the convertible note payable from $0.20 to $0.02 and $200,000 of the note was converted into
10.0 million shares of the Company's Common Stock.

DEMATCO, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         You should read this section together with our financial statements and related notes thereto included elsewhere in this report. In addition to the historical information contained herein, this report contains forward-looking
statements  that  are  subject  to  risks  and  uncertainties.   Forward-looking
statements are not based on historical information but relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. Certain statements contained in this Form 10, including, without limitation, statements containing the words "believe," "anticipate," "estimate," "expect," "are of the opinion that" and words of similar import, constitute "forward-looking statements." You should not place any undue reliance on these forward-looking statements.

         You should be aware that our results from operations could materially be effected by a number of factors, which include, but are not limited to the following: economic and business conditions specific to the management and general workforce training industry; competition and the pricing and of products offered by us and our competitors; changes in personnel training methods, i.e. a decision by companies to allocate more of their budgets to computer based training, rather than purchasing videos for training purposes; our ability to control costs and expenses, and access to capital. There may be other factors not mentioned above or included elsewhere in this report that may cause actual results to differ materially from any forward-looking information.

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


SELECT FINANCIAL INFORMATION

                                                    For the Three Months Ended
                                                    ---------------------------
                                                                       2/28/07
                                                     2/29/08         (Unaudited)
                                                   (Unaudited)     (As restated)
                                                    ---------         ---------

Statement of Operations Data
Total revenue ..............................        $    --           $    --
Operating loss .............................        $(215,928)        $(169,297)
Net loss per share .........................        $    --           $    --

Balance Sheet Data
Total assets ...............................        $   1,899         $   2,841
Total liabilities ..........................        $ 680,687         $ 404,626
Stockholder's deficit ......................        $(678,788)        $(401,785)

THREE-MONTH PERIOD ENDED FEBRUARY 29, 2008 COMPARED TO THREE-MONTH PERIOD ENDED FEBRUARY 28, 2007

REVENUES

         To date, we have not generated revenue from our dematerialization process.

EXPENSES

         During the three months ended February 29, 2008 our general and administrative expenses were $179,032. Included in this amount is $100,000 of wages to our officers whom have waived payment and applied this amount to paid in capital, $30,000 of consulting and professional services and $49,032 of legal and accounting expenses.

         During the three months ended February 28, 2007, our general and administrative expenses were $147,637. Included in this amount is $100,000 of wages to our officers whom have waived payment and applied this amount to paid in capital, $20,000 of consulting and professional services and $27,637 of legal and accounting expenses.

         During the three months ended February 29, 2008 we incurred $1,168 of interest expense related to a note payable to a shareholder and $35,728 of interest expense related to the convertible debenture.

         During the three months ended February 28, 2007 we incurred $1,369 of interest expense related to a note payable to a shareholder and $20,291 of interest expense related to the convertible debenture.

NET LOSS

         As a result of the aforementioned, our net loss was $215,928 for the three months ended February 29, 2008 and $169,297 for the three months ended February 28, 2007.

SELECT FINANCIAL INFORMATION
                                                     For the Nine Months Ended
                                                    ---------------------------
                                                                       2/28/07
                                                     2/29/08         (Unaudited)
                                                   (Unaudited)     (As restated)
                                                    ---------         ---------
Statement of Operations Data
Total revenue ..............................        $    --           $    --
Operating loss .............................        $(659,172)        $(389,289)
Net loss per share .........................        $    --           $    --

Balance Sheet Data
Total assets ...............................        $   1,899         $   2,841
Total liabilities ..........................        $ 680,687         $ 404,626
Stockholder's deficit ......................        $(678,788)        $(401,785)

NINE-MONTH PERIOD ENDED FEBRUARY 29, 2008 COMPARED TO NINE-MONTH PERIOD ENDED FEBRUARY 28, 2007

REVENUES

         To date, we have not generated revenue from our dematerialization process.

EXPENSES

         During the nine months ended February 29, 2008 our general and administrative expenses were $561,184. Included in this amount is $300,000 of wages to our officers whom have waived payment and applied this amount to paid in capital, $90,000 of consulting and professional services and $171,184 of legal and accounting expenses.

         During the nine months ended February 29, 2007, our general and administrative expenses were $367,629. Included in this amount is $286,985 of wages to our officers whom have waived payment and applied this amount to paid in capital, $20,000 of consulting and professional services and $60,644 of legal and accounting expenses.

         During the nine months ended February 29, 2008 we incurred $3,521 of interest expense related to a note payable to a shareholder and $93,667 of interest expense related to the convertible debenture.

         During the nine months ended February 28, 2007 we incurred $1,369 of interest expense related to a note payable to a shareholder and $20,291 of interest expense related to the convertible debenture.

NET LOSS

         As a result of the aforementioned, our net loss was $659,172 for the nine months ended February 29, 2008 and $389,289 for the nine months ended February 28, 2007.

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

         We currently have no employees and do not anticipate hiring in the near future. Mr. Robert Stevens, our Chief Executive Officer, and Chairman of the Board of Directors, Mr. Lindsay Smith, our Chief Financial Officer, and a Director, and, our principal shareholder Mr. Terence Ramsden, each work on a part-time basis. During the nine months ended February 29, 2007, Mr. Stevens and Mr. Ramsden received non-cash compensation (representing the estimated value of services contributed to the Company) of $300,000.

LIQUIDITY AND CAPITAL RESOURCES

         Our working capital deficit was $407,877 at February 29, 2008, which excludes liabilities due to related parties and entities.

         Our cash flows used by operations were $155,669 for the nine months ended February 29, 2008. This is the primary result of our net loss of $659,172 which included non-cash expenses of $393,667 and increases in accounts payable and accrued expenses of $23,262 and amounts due to a related party of $90,000.

         Our cash flows used by operations were $60,437 for the nine months ended February 28, 2007. This is primarily the result of our net loss of $389,289 which included non-cash expenses of $307,276.

         During the nine months ended February 29, 2008 and February 28, 2007 we did not use any cash for investing activities.

         During the nine months ended February 29, 2008 and February 28, 2007, our cash flows from financing activities were $155,715 and $40,929, respectively. We received $100,715 and $37,322 as loans from shareholders during the nine months ended February 29, 2008 and February 28, 2007, respectively. During the nine months ended February 29, 2008 we received $55,000 for the purchase of common stock. And during the nine months ended February 28, 2007 we repaid a line of credit in the amount of $19,094 and also received $22,701 from a related party.

         We currently have no material commitments at this time to fund development of our dematerialization process or to acquire any significant capital equipment.

         We are a company with a limited operating history and a history of net losses.

         We had a cash balance of $1,899 on February 29, 2008.

         If revenues from the sale of our dematerialization process do not provide sufficient funds to maintain operations, then we believe the raising of funds through borrowings from our shareholder or the sale of additional equity will be sufficient to satisfy our budgeted cash requirements through June 30, 2008. Additionally, we may attempt a private placement sale of our common stock. Further, our ability to pursue any business opportunity that requires us to make cash payments would also depend on the amount of funds that we can secure from these various sources. If funding is not available from any of these sources to meet our needs, we will delay any business transaction requiring the payment of cash.

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

ITEM 3.  CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. We carried out an evaluation, with the participation of our chief executive and chief financial officer, of the effectiveness, as of February 29, 2008, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Due to the fact that we have no employees and are not able to have proper segregation of duties based on the cost/benefit of hiring employees solely to address the segregation of duties issue, we have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. However, we have determined that the risks associated with the lack of segregation of duties are partially mitigated based on the close involvement of management in day-to-day operations. We have limited resources available. As we obtain additional funding and employ additional personnel, we will implement programs to ensure the proper segregation of duties and reporting channels.

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


ITEM 1.  LEGAL PROCEEDINGS   None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES   None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended February 29, 2008, no matter was submitted to the Company's security holders.

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

                                        DEMATCO, INC.
                                        (Registrant)


Dated: April 14, 2008                   /S/ ROB STEVENS
                                        --------------------------------
                                        Rob Stevens, President and Chief
                                        Executive Officer