Form 10QSB/A
period 2008-02-29
DEMATCO INC
filed 2008-04-15
CIK 1250485

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                              OUTSTANDING AT APRIL 11, 2008
---------------------------------------      -----------------------------------
   Common Stock -- no par value                        163,103,524 shares

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