Form 10KSB
period 2008-05-31
DEMATCO INC
filed 2008-09-15
CIK 1250485

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT
         OF 1934

                     For the fiscal year ended May 31, 2008

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number: 0-50333

                                  DEMATCO, INC.
                     (FORMERLYADVANCED MEDIA TRAINING, INC.)
                   ------------------------------------------
                 (Name of small business issuer in its charter)

            Delaware                                            95-4810658
(State or other jurisdiction of                               (IRS Employer
incorporation  or  organization)                            Identification No.)

17337 Ventura Boulevard, Suite 208, Encino, California           91316
     ---------------------------------------------            ----------
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

     The issuer had no revenues from operations during the fiscal year ended May 31, 2008.

     The Registrant has 178,103,524 shares of Common stock, par value $.001 per share issued and outstanding as of May 31, 2008. Based on the closing bid price of the issuer's common stock on May 31, 2008 the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was approximately $1,525,000

     Documents incorporated by reference:  None

     Transitional Small Business Disclosure Format (check one):  Yes [_]  No [X]

                                    CONTENTS

                                                                            PAGE
PART I

   Item 1.   Description of Business...........................................3
   Item 2.   Description of Property...........................................5
   Item 3.   Legal Proceedings.................................................5
   Item 4.   Submission of Matters to a Vote of Security Holders...............5

PART II

   Item 5.   Market for Common Equity and Related Stockholder Matters..........5
   Item 6.   Management's Discussion and Analysis or Plan of Operation.........6
   Item 7.   Financial Statements.............................................12
   Item 8.   Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure.......................24
   Item 8A.  Controls and Procedure...........................................24

PART III

   Item 9.   Directors, Executive Officers, Promoters and Control Persons;
                    Compliance with Section 16(a) of the Exchange Act.........27
   Item 10.  Executive Compensation...........................................28
   Item 11.  Security Ownership of Certain Beneficial Owners and Management...29
   Item 12.  Certain Relationships and Related Transactions...................30
   Item 13.  Exhibits.........................................................30
   Item 14.  Principal Accountant Fees and Services...........................30

SIGNATURES   .................................................................31


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

         The Company's business consists of utilizing its highly developed dematerialization process to convert physical securities into electronic form, thus facilitating the trading of such securities on selected financial markets throughout the world. Our services to the securities industry are conducted through our wholly owned subsidiary Dematco, Ltd., located in England.

         Dematerialization is the digital process of eliminating physical certificates for securities and other negotiable instruments. Dematerialized instruments are not on paper and no certificate exists. They are maintained in the form of entries in the books of stock transfer agents and depositories. Essentially, unlike the traditional method of possessing a share certificate as proof of ownership of shares, in the DMAT system, the shares are held in a dematerialized form as a record of security ownership. The SIA (Securities Industry Association) defines "Dematerialization" as "the process of eliminating physical certificates as a record of security ownership, or where ownership of the security exists only as an accounting record. Dematerialization eliminates certificates, replacing them with electronic ownership records. The goal of dematerialization is to facilitate paperless transactions, which streamlines processing, lowers costs and reduces the risk associated with lost, stolen or counterfeit certificates.

         The Company generates its revenue by charging its clients a percentage of the face value of the dematerialized financial instruments. We have now begun the dematerialization of certain insurance policies which it is intended will be pooled and then unitized and marketed to qualified investors through regulated entities, in the USA and Europe. To date, during fiscal 2009, the Company has secured contracts for the dematerialization services of Life Settlement Policies which management believes will generate approximately $3,600,000 in revenues.

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

         We currently have no employees. However, during fiscal 2009 we anticipate hiring a number of administrative personnel to handle the expanding workload as additional contracts are signed. Mr. Robert Stevens, our Chief Executive Officer and Chairman of the Board of Directors; Mr. Terence Ramsden, our principal shareholder; and Mr. Lindsay Smith, our Chief Financial Officer and Director, each work on a part-time basis. During the 12 months ended May 31, 2008, Mr. Stevens, and Mr. Ramsden, contributed their services with an estimated value of $400,000 to the Company. Additionally, in March of 2008, Mr. Stevens, and Mr. Ramsden, received shares of the Company's common stock valued at $800,000.

COMPETITION

         While there are a large number of organizations that perform dematerialization of paper certificates into electronic form, what management believes differentiates DeMatco from others is that our Company specializes in the restructuring and the fragmentation of blocks of assets and financial instruments into forms which can be dematerialized and put into electronic systems for trading. In particular DeMatco has developed products and derivative instruments based on insurance assets that are believed to be unique at present.

         We have now begun to dematerialize certain insurance policies which it is intended should be pooled and then unitized and marketed to qualified investors through regulated entities in the USA and Europe.

COMPANY HISTORY

         On February 24, 2006 the Company's authorized shares of common stock were increased from 25,000,000 to 200,000,000. On Monday, March 20, 2006, we closed a transaction with Dematco Ltd, a United Kingdom corporation ("Dematco Ltd."). The Company in a 5 for 4 stock exchange issued 6,464,000 of its common stock, for 8,080,000 shares of Dematco Ltd's equity. The 8,080,000 shares of Dematco Ltd's common stock equaled eight percent (8%) of their total issued and outstanding equity. Additionally, as part of the transaction the Company was given an option to exchange 92,920,000 shares of its common stock for all the remaining issued and outstanding equity of Dematco Ltd. From our inception and until December 11, 2006, the date on which we exercised our option to purchase the remaining issued and outstanding stock of Dematco, Ltd., our sole business was the production and distribution of workforce training videos for use by both domestic and international corporations.

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

         Additionally, on January 31, 2008, we, entered into a Note Satisfaction and Exchange Agreement with our former wholly owned subsidiary Progressive Training, Inc., pursuant to which Progressive forgave the principal amount of Thirty Thousand Nine Hundred and Ninety Dollars ($30,990.00) owed to it by the Company in exchange for the distribution of all of our remaining interest in Progressive (which interest consisted of seven hundred and fifty thousand (750,000) shares of Progressive's common stock to our shareholders, as of March 25, 2008, pursuant to a formula wherein for every one hundred sixty (160) shares of our stock owned by a shareholder as at the Record Date, said shareholder received one (1) share of Progressive, with no shareholder receiving less than one hundred shares. As a result, the Company does not have any further interest in or relationship with Progressive.

ITEM 2.  DESCRIPTION OF PROPERTY.

         We currently utilize office space provided to us rent free by our former president and now a consultant to the Company. The space consisting of approximately 750 square feet is located at 17337 Ventura Boulevard, Suite 208, Encino, California 91316. Additionally, our subsidiary Dematco Limited utilizes office space at 271 St. Albans Road, Hemel Hemstead, England. We anticipate that we will be able to maintain both office locations, and that they will be adequate for our operation through the end of our current fiscal year.

ITEM 3.  LEGAL PROCEEDINGS.

         As of the date hereof, we are not a party to any material legal proceedings, and we are not aware of any such claims being contemplated against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended May 31, 2008.

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

         The Over-The-Counter Bulletin Board System requires that the company's stock be registered with the Securities and Exchange Commission, that the company be current with its Securities and Exchange Commission filing requirements, and have at least one (1) market maker. There are no requirements as to stock price, bid and asked quotes, number of shareholders, the number of shares held by each shareholder, or the number of shares traded.

HOLDERS

         As of September 4, 2008, we have 178,103,524 shares of common stock issued and outstanding held by 173 shareholders of record. We currently have no outstanding options or warrants for the purchase of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

         During January 2008 the Company issued to an unrelated private investor 1,100,000 restricted shares of the Company's common stock at ($0.05) per share. The sale was made in reliance on Section 4(2) of the Act. The Company received fifty five thousand dollars ($55,000) from the sale of these shares.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         You should read this section together with our financial statements and related notes thereto included elsewhere in this report. In addition to the historical information contained herein, this report contains forward-looking
statements  that  are  subject  to  risks  and  uncertainties.   Forward-looking
statements are not based on historical information but relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. Certain statements contained in this Form 10-KSB, including, without limitation, statements containing the words "believe," "anticipate," "estimate," "expect," "are of the opinion that" and words of similar import, constitute "forward-looking statements." You should not place any undue reliance on these forward-looking statements.

         You should be aware that our results from operations could materially be effected by a number of factors, which include, but are not limited to the following: economic and business conditions specific to the financial/securities industries; competition from other companies offering similar services, our ability to control costs and expenses, access to capital, and our ability to meet contractual obligations. There may be other factors not mentioned above or included elsewhere in this report that may cause actual results to differ materially from any forward-looking information.

CRITICAL ACCOUNTING POLICIES

         Our discussion and analysis of our financial condition and results of operations are based upon our statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with our Board of Directors, we have identified five critical accounting policies that we believe are key to an understanding of our financial statements. These are important accounting policies that require management's most difficult, subjective judgments.

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

         The second critical accounting policy relates to the issuance of debt with a beneficial conversion feature. The Company has valued the convertible note payable (imputing an interest rate of 20%) and the related beneficial conversion option to convert the principal balance into shares using the "Relative Fair Value" approach. The fair value of the conversion option was determined using the Black Scholes model. The relative fair value of this conversion option represented approximately 83% of the total instrument, thus resulting in a large discount on the original debenture. The Company amortized the discount using the interest method through the date of conversion to common stock

         The third critical policy relates to officer compensation. Our officers work for the Company on a part-time basis with no compensation. We value these services based on time contributed, services performed and comparable compensation to other companies.

         The fourth critical policy relates to shares issued for services. We value the shares issued based on the closing price of our stock on the date of grant.

         The fifth critical policy relates to the inducement to convert debt. During 2008, we lowered the original conversion price of our convertible note payable to induce the holder to convert into common stock. The difference in shares issued form that originally to be issued was valued at the closing price of oour stock on the date of conversion and recorded as additional interest expense.

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

SELECT FINANCIAL INFORMATION

                                                                    Nov. 1, 2005
                                         Year         Seventeen     (inception)
                                         Ended       Months Ended        to
                                       05/31/2008     05/31/2007     05/31/2008
                                      -----------    -----------    -----------
STATEMENT OF OPERATIONS DATA
Revenue ...........................   $      --      $      --      $      --
General and administrative expenses   $ 2,136,239    $   570,411    $ 2,708,062
Interest expense, related party ...   $     4,705    $     2,624    $     7,329
Interest expense ..................   $ 1,301,999    $    43,666    $ 1,345,665
Net loss ..........................   $(3,442,943)   $  (616,701)   $(4,061,056)
Net loss per share ................                  $     (0.03)   $     (0.02)

BALANCE SHEET DATA
Total assets ......................   $     2,284    $     1,853
Total liabilities .................   $   475,331    $   405,310
Stockholders' deficit .............   $  (473,047)   $  (403,457)


REVENUES

         To date, we have not generated revenue from our dematerialization process.

EXPENSES

         During the year ended May 31, 2008 our general and administrative expenses were $2,136,239. Included in this amount is $1,410,000 for the value of stock issued for services, $400,000 of wages to our officers whom have waived payment and applied this amount to paid in capital, $144,752 of consulting and professional services and $165,228 of legal and accounting expenses. During this same period we incurred $4,705 of interest expense related to a note payable with a shareholder and $1,301,999 of interest expense related to the convertible debenture (this includes approximately $1.2 million of interest expense related to the inducement to convert the debt through the lowering of the conversion price).

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

         During the period of November 1, 2005 (inception) through May 31, 2008 we incurred a total of $2,708,063 general and administrative expenses along with $7,329 of interest expense with our shareholder and $1,345,665 interest expense on the convertible debenture.

NET LOSS

         As a result of the aforementioned, our net loss was $3,442,943 for the year ended May 31, 2008; $616,701 for the seventeen months ended May 31, 2007 and $4,061,056 for the period of November 1, 2005 (inception) through May 31, 2008.

PLAN OF OPERATION

         On March 1, 2007 we ceased all activities associated with our former business of the production and distribution of workforce training videos, see "Company History" and through our wholly owned subsidiary Dematco Limited, focused all efforts on the further development and marketing of our dematerialization process.

         We will continue to devote our resources to marketing and developing our dematerialization process. At this time these efforts are focused on seeking to acquire contracts for the use of our dematerialization process, and to further expand its utilization within the financial industry. To date we have succeeded in securing contracts for the dematerialization of Life Settlement
Policies with a face value of $180,000,000. As a result of these contracts management anticipates that upon the fulfillment of our responsibilities pursuant to the terms of these agreements, the Company will generate approximately $3,600,000 in revenue during fiscal 2009. Management expects that revenues from the above referenced contracts will be sufficient to satisfy our budgeted cash requirements through May 31, 2009.

         We currently have no employees and do not anticipate hiring in the near future. Mr. Robert Stevens, our Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors, and Mr. Terence Ramsden, our principal shareholder, each work on a part-time basis. During the twelve months ended May 31, 2008, Mr. Stevens, and Mr. Ramsden, received non-cash compensation (representing the estimated value of services contributed to the Company) of $400,000. Additionally, in March of 2008, Mr. Stevens, and Mr. Ramsden, received shares of the Company's common stock valued at $800,000.

LIQUIDITY AND CAPITAL RESOURCES

         Our working capital deficit was $473,047 at May 31, 2008.

         Our cash flows used by operations were $176,992 for the year ended May 31, 2008. This is primarily the result of our net loss of $3,442,943 offset by increases in accounts payable and accrued expenses of $45,927 and amounts due to a related party of $110,000.

         Our cash flows used by operations were $38,270 for the seventeen months ended May 31, 2007. This is primarily the result of our net loss of $616,701 offset by increases in accounts payable and accrued expenses of $36,077, amounts due to a related party of $59,000 and amounts due to a related entity of $35,790.

         Our cash flows used by operations were $216,991 for the period of November 1, 2005 (inception) through May 31, 2008. This is primarily the result of our net loss of $4,061,056 offset by increases in accounts payable and accrued expenses of $82,004 and amounts due to a related party of $169,000.

         During the year ended May 31, 2008; the seventeen months ended May 31, 2007 and the period of November 1, 2005 (inception) through May 31, 2008 we did not have or use any cash for investing activities.

         Our cash flows provided by financing activities was $177,423 for the year ended May 31, 2008. This is the result of borrowing from shareholders in the amount of $122,423 along net proceeds from the sale of common stock in the amount of $55,000.

         Our cash flows provided by financing activities was $14,653 for the seventeen months ended May 31, 2007. This is the result of borrowing from shareholders in the amount of $11,046 along with cash acquired during our acquisition of $22,701. We used cash flows from financing activities to repay a line of credit in the amount of $19,094.

         Our cash flows provided by financing activities were $218,975 for the period of November 1, 2005 (inception) through May 31, 2008. This is primarily the result of borrowing from shareholder in the amount of $160,368; net cash received the sale of common stock in the amount of $55,000 and cash acquired during our acquisition of $22,701. We used cash flows from financing activities to repay a line of credit in the amount of $19,094.

         We currently have no material commitments at this time to fund development of our dematerialization process or to acquire any significant capital equipment

         We are a company with a limited operating history and a history of net losses.

         We had a cash balance of $2,284 on May 31, 2008.

         If revenues from the sale of our dematerialization process do not provide sufficient funds to maintain operations, then we believe the raising of funds through borrowings from our principal shareholder or the sale of additional equity will be sufficient to satisfy our budgeted cash requirements through May 31, 2009. Further, our ability to pursue any business opportunity that requires us to make cash payments would also depend on the amount of funds that we can secure from these various sources..

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

         On February 28, 2006, we issued a zero percent convertible debenture to Societe Bancaire Privee, S.A., ("Societe"), and received $500,000. The convertible debenture called for the principal sum to be paid on or before March 31, 2009 without interest. At any time prior to the maturity date and after March 31, 2006, Societe had the right and option to convert the principal balance of Five Hundred Thousand Dollars ($500,000) into Eight Hundred Thirty Three Thousand (833,000) shares of our common stock, par value $0.001 per share, restricted as to transfer (the "Shares") based upon a conversion rate of One Thousand Six Hundred Sixty Six (1,666) shares for every One Thousand Dollars ($1,000) of the Principal Amount.

         In March 2008, the Company reduced the conversion price of the convertible note payable to $0.02 and Societe converted the $500,000 note payable in exchange for 25,000,000 shares of the Company's common stock. The Company has recorded an expense of $1,208,333 for the value of the inducement.

ITEM 7.  FINANCIAL STATEMENTS.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGES
                                                                           -----

Independent Registered Accounting Firm Report..............................   13

Financial Statements:

   Consolidated Balance Sheets as of May 31, 2008 and 2007.................   14

   Consolidated Statements of Operations for the Year Ended May 31, 2008, Seventeen Months Ended May 31, 2007 and November 1, 2005 (inception)
   through May 31, 2008....................................................   15

   Consolidated Statements of Shareholders' Deficit
   From November 1, 2005 (inception) through May 31, 2008..................   16

   Consolidated Statements of Cash Flows for the Year Ended May 31, 2008, Seventeen Months Ended May 31, 2007 and November 1, 2005 (inception)
   through May 31, 2008....................................................   17

   Notes to Consolidated Financial Statements..............................18-23

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF DEMATCO, INC.:

We have audited the accompanying consolidated balance sheets of Dematco, Inc. (formerly Advanced Media Training, Inc.; the "Company") as of May 31, 2008 and 2007, and the related statements of operations, shareholders' deficit, and cash flows for the year ended May 31, 2008, the seventeen months ended May 31, 2007 and the period from November 1, 2005 (inception) to May 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audit, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2008 and 2007, and the results of its operations and its cash flows for the year ended May 31, 2008, the seventeen months ended May 31, 2007 and the period from November 1, 2005 (inception) to May 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company has incurred losses since inception of approximately $4,061,000, has negative working capital of approximately $473,000, and has failed to generate any revenues. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in the notes to the consolidated financial statements. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.


/s/ Farber Hass Hurley LLP
--------------------------
Farber Hass Hurley LLP

September 11, 2008
Camarillo, California

                          DEMATCO, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS


                                                       May 31,         May 31,
                                                        2008            2007
                                                     -----------    -----------

                           ASSETS

Current Assets
    Cash .........................................   $     2,284    $     1,853
                                                     -----------    -----------

    Total Current Assets .........................         2,284          1,853
                                                     -----------    -----------

Total Assets .....................................   $     2,284    $     1,853
                                                     ===========    ===========


          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable and accrued expenses ........   $    81,829    $    35,902
    Due to shareholders ..........................       393,502        156,374
    Due to related entity ........................          --           35,790
                                                     -----------    -----------
    Total Current Liabilities ....................       475,331        228,066
                                                     -----------    -----------
    Convertible note payable .....................          --          177,244
                                                     -----------    -----------
    Total Liabilities ............................       475,331        405,310
                                                     -----------    -----------

Stockholders' Deficit

    Common Stock, authorized 200,000,000
    shares, par value $0.001, issued
    and outstanding; 178,103,524 and
    116,753,524 shares,respectively ..............       178,103        116,753

    Additional Paid-in Capital ...................     3,410,900         97,917

    Deficit accumulated during the
    development stage ............................    (4,061,056)      (618,113)

    Cumulative translation adjustment ............          (994)           (14)
                                                     -----------    -----------

    Total Stockholders' Deficit ..................      (473,047)      (403,457)
                                                     -----------    -----------

Total Liabilities and Stockholders' Deficit ......   $     2,284    $     1,853
                                                     ===========    ===========


         The accompanying notes are an integral part of these statements

                          DEMATCO, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEAR ENDED MAY 31, 2008,
                   FOR THE SEVENTEEN MONTHS ENDED MAY 31, 2007
       AND FOR THE PERIOD OF NOVEMBER 1, 2005 (INCEPTION) TO MAY 31, 2008



                                                                   NOVEMBER 1,
                                                    SEVENTEEN         2005
                                     YEAR ENDED    MONTHS ENDED  (INCEPTION) TO
                                    MAY 31, 2008   MAY 31, 2007   MAY 31, 2008
                                    -------------  -------------  -------------
OPERATING EXPENSES:
General and administrative ........ $   2,136,239  $     570,411  $   2,708,062
Interest expense, related party ...         4,705          2,624          7,329
Interest expense ..................     1,301,999         43,666      1,345,665
                                    -------------  -------------  -------------

NET LOSS .......................... $  (3,442,943) $    (616,701) $  (4,061,056)
                                    =============  =============  =============

BASIC AND DILUTED LOSS PER SHARE .. $       (0.03) $       (0.02)
                                    =============  =============

WEIGHTED AVERAGE SHARES OUTSTANDING   129,442,458     37,930,283
                                    =============  =============


        The accompanying notes are an integral part of these statements

                          DEMATCO, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                       STATEMENT OF STOCKHOLDERS' DEFICIT
                From November 1, 2005 (Inception) to May 31, 2008
                                                                                                DEFICIT
                                                                                              ACCUMULATED
                                         COMMON STOCK                                           DURING          TOTAL
                                   -------------------------      PAID-IN       CURRENCY      DEVELOPMENT      EQUITY
                                     SHARES        AMOUNT         CAPITAL      TRANSLATION       STAGE        (DEFICIT)
                                   -----------   -----------    -----------    -----------    -----------    -----------
Common Shares issued to Founders
   for intangibles at $0.00573
   per share ...................   101,000,000   $ 1,762,450    $(1,762,450)   $      --      $      --      $      --

Currency Translation ...........          --            --             --              (17)          --              (17)

Net Loss .......................          --            --             --             --           (1,412)        (1,412)
                                                                                                             -----------
   Net Comprehensive Loss ......          --            --             --             --             --           (1,429)
                                   -----------   -----------    -----------    -----------    -----------    -----------

BALANCE, DECEMBER 31, 2005 .....   101,000,000   $ 1,762,450    $(1,762,450)   $       (17)   $    (1,412)   $    (1,429)

Recapitalization ...............    15,753,524    (1,645,697)     1,379,096           --             --         (266,601)

Shares of subsidiary cancelled
 in exchange for debt payment ..          --            --           80,000           --             --           80,000

Contribution of services .......          --            --          401,271           --             --          401,271

Currency Translation ...........          --            --             --                3           --                3

Net Loss .......................          --            --             --             --         (616,701)      (616,701)
                                                                                                             -----------
   Net Comprehensive Loss ......          --            --             --             --             --         (616,689)
                                   -----------   -----------    -----------    -----------    -----------    -----------

BALANCE, MAY 31, 2007 ..........   116,753,524   $   116,753    $    97,917    $       (14)   $  (618,113)   $  (403,457)

Common stock issued for cash ...     1,100,000         1,100         53,900           --             --           55,000

Common stock issued for services    35,250,000        35,250      1,374,750           --             --        1,410,000

Common stock issued for debt ...    25,000,000        25,000      1,454,244           --             --        1,479,244

Related party debt forgiveness..          --            --           30,089           --             --           30,089

Contribution of services .......          --            --          400,000           --             --          400,000

Currency Translation ...........          --            --             --             (980)          --             (980)

Net Loss .......................          --            --             --             --       (3,442,943)    (3,442,943)
                                                                                                             -----------
   Net Comprehensive Loss ......          --            --             --             --             --       (3,443,923)
                                   -----------   -----------    -----------    -----------    -----------    -----------
BALANCE, MAY 31, 2008 ..........   178,103,524   $   178,103    $ 3,410,900    $      (994)   $(4,061,056)   $  (473,047)
                                   ===========   ===========    ===========    ===========    ===========    ===========


         The accompanying notes are an integral part of these statements

                          DEMATCO, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Seventeen      November 1,
                                                                   Months          2005
                                                  Year Ended        Ended       (Inception)
                                                    May 31,        May 31,       to May 31,
                                                     2008           2007           2008
                                                  -----------    -----------    -----------
Operating Activities
  Net Loss ....................................   $(3,442,943)   $  (616,701)   $(4,061,056)
  Adjustments to Reconcile Net (Loss)
     Currency translation adjustment ..........          (980)             3           (994)
     Stock issued for services ................     1,410,000           --        1,410,000
     Interest expense .........................     1,208,333           --        1,208,333
     Contributed services .....................       400,000        401,271        801,271
     Amortization of debt discount ............        93,666         43,665        137,331
  Changes in Operating Assets and Liabilities
     Accounts payable and accrued expenses ....        45,927         36,077         82,004
     Due to related party .....................       110,000         59,000        169,000
     Due to related entity ....................        (5,700)        35,790         30,090
     Accrued interest due to shareholder ......         4,705          2,625          7,330
                                                  -----------    -----------    -----------

  Net Cash Used by Operating Activities .......      (176,992)       (38,270)      (216,691)
                                                  -----------    -----------    -----------

Financing Activities
  Net repayments on line of credit ............          --          (19,094)       (19,094)
  Net proceeds from notes payable, shareholders       122,423         11,046        160,368
  Net proceeds from common stock ..............        55,000           --           55,000
  Cash proceeds from Progressive ..............          --           22,701         22,701
                                                  -----------    -----------    -----------

      Net Cash Provided by Financing Activities       177,423         14,653        218,975
                                                  -----------    -----------    -----------

  Net Increase (Decrease) in Cash .............           431        (23,617)         2,284

  Cash, Beginning of Period ...................         1,853         25,470           --
                                                  -----------    -----------    -----------

  Cash, End of Period .........................   $     2,284    $     1,853    $     2,284
                                                  ===========    ===========    ===========

  Supplemental Information:
      Interest Paid ...........................   $      --      $      --      $      --
      Income Taxes Paid .......................   $      --      $      --      $      --

  Schedule of Non-Cash Activities:
      Related party debt forgiveness ..........   $    30,090    $      --      $    30,090

         The accompanying notes are an integral part of these statements

                          DEMATCO, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2008

NOTE 1.  GENERAL ORGANIZATION AND BUSINESS

Dematco, Inc. (formerly Advanced Media Training, Inc.; the "Company") is engaged in the business of dematerializing or converting financial instruments from paper form to electronic form so as to enable such instruments to be traded electronically on exchanges or exchange platforms on a peer to peer basis.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Dematco, Inc. and its wholly-owned subsidiary, Dematco, Ltd. is a United Kingdom registered private company based in London.

All material inter-company accounts and transactions have been eliminated.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

PRESENTATION AND GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company is in its development stage, has incurred significant losses since inception and has a working capital deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

The Company has survived through borrowings from shareholders and through the sale of company stock. The Company must raise funds or continue borrowings in the near future to survive. There is no assurance that management can find investors or continue borrowings to cover the losses generated.

Management feels that the Company is well positioned to take advantage of the recent move within the securities industry towards eliminating physical stock certificates as proof of security ownership. During August 2008, the Company entered into contracts for the dematerialization of Life Settlement Policies. As a result of these contracts management anticipates that upon the fulfillment of the Company's responsibilities pursuant to the terms of these agreements, the Company will generate approximately $3,600,000 in revenue during fiscal 2009. Management expects that revenues from the above referenced contracts will be sufficient to satisfy the Company's budgeted cash requirements through May 31, 2009.

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

RECLASSIFICATIONS

The Company reclassified certain amounts on the consolidated balance sheet for prior periods to conform to the current year presentation. At May 31, 2007, "Accrued interest due to shareholder", "Due to related party" and "Notes payable to shareholders" were $784, $59,000, and $96,590, respectively. The current year presentation combines the amounts as "Due to shareholders". The corresponding amounts were also combined in the consolidated statement of cash flows for the seventeen months ended May 31, 2007 from separate captions of "Due to related party" in the amount of $59,000 and "Accrued interest due to shareholder" in the amount of $2,625 into a single line, "Due to shareholders".

STOCK BASED COMPENSATION

The Company accounts for its stock based compensation based upon provisions in SFAS No. 123, Accounting For Stock-Based Compensation. In this statement stock based compensation is divided into two general categories, based upon who the stock receiver is, namely:

Employees/directors and non-employees/directors. The employees/directors category is further divided based upon the particular stock issuance plan, namely compensatory and non-compensatory. The employee/directors non-compensatory securities are recorded at the sales price when the stock is sold. The compensatory stock is calculated and recorded at the securities' fair value at the time the stock is given. SFAS 123 also provides that stock compensation paid to non-employees be recorded with a value which is based upon the fair value of the services rendered or the value of the stock given, whichever is more reliable. The Company has selected to utilize the fair value of shares issued.

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

NET LOSS PER SHARE

Basic and diluted net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding during the applicable fiscal periods. At May 31, 2008, the Company had no potentially dilutive shares outstanding. Potentially dilutive shares are excluded from the computation in loss periods, as their effect would be anti-dilutive.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

SFAS No. 141(R) - In December 2007, the FASB issued Statement No. 141(R), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. Statement 141 did not define the acquirer, although it included guidance on identifying the acquirer, as does this Statement. This Statement's scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting - the acquisition method - to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating SFAS 141(R), and has not yet determined its potential impact on its future results of operations or financial position.

SFAS No. 160 - In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity.

This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Company is currently evaluating SFAS 160 and has not yet determined its potential impact on its future results of operations or financial position.

SFAS No. 161 - In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows.

This Statement is intended to enhance the current disclosure framework in Statement 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity's financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity's liquidity from using derivatives. Finally, this Statement requires cross-referencing within the footnotes, which should help users of financial statements locate important information about derivative instruments.

This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating SFAS 161 and has not yet determined its potential impact on its future results of operations or financial position.

NOTE 4.  RELATED PARTY TRANSACTIONS

DUE TO SHAREHOLDERS

The Company has a note payable due to its former President and current shareholder which accrues interest at 8.0%. Repayment shall be made when funds are available and the balances of principal and accrued interest are due June 30, 2009. The principal balance was $58,645 at May 31, 2008. In addition, the Company also has a consulting agreement with its former President and current shareholder for $10,000 per month. At May 31, 2008, the total amount due under this agreement was $169,000 at May 31, 2008.

The Company has a loan agreement with a director and current shareholder that is due upon demand. The principal balance was $160,368 at May 31, 2008 and is non-interest bearing.

SERVICES

The Company conducts business with individuals and companies that are also considered related parties. Legal services provided to the Company by a shareholder amounted to approximately $31,000 in 2008 and $51,000 in 2007. The Company's Chief Financial Officer is also the Chief Executive Officer of Private Trading Systems, PLC. ("PTS"). During the year ended May 31, 2008 the Company sought advice related to the acquisition of life insurance policies and incurred charges to PTS totaling $23,220.

DEBT

During the quarter ended February 29, 2008, the Company agreed issue the remaining shares of Progressive Training, Inc. held by it (750,000 shares) to its existing shareholders in exchange for Progressive's forgiveness of the balance due from the Company amounting to $30,090. The forgiveness of debt has been reflected in the financial statements as an increase in additional paid in capital.

STOCK ISSUANCES

During March 2008, the Company issued stock to several directors and service providers for services rendered. See Note 6.

NOTE 5.  CONVERTIBLE NOTE PAYABLE

The Company issued a zero percent convertible debenture to Societe Bancaire Privee, S.A., ("Societe"), and received $500,000 on February 28, 2006. At that time, Societe was related to Dematco through a business venture. The convertible debenture called for the principal sum to be paid on or before March 31, 2009 without interest. At any time prior to the maturity date and after March 31, 2006, Societe had the right and option to convert the principal balance of $500,000 into 833,000 shares of the Company's common stock, in whole or part.

The Company valued the convertible note payable (imputing an interest rate of 20%) and the related beneficial conversion option to convert the principal balance into shares using the "Relative Fair Value" approach. Accordingly, the Company recognized a $412,606 debt discount on the $500,000 principal value of the convertible note payable and was amortizing the debt discount over the life of the note, 38 months.

In March 2008, the Company reduced the conversion price of the convertible note payable to $0.02 and Societe converted the $500,000 note payable in exchange for 25,000,000 shares of the Company's common stock. The Company has recorded an expense of $1,208,333 for the value of the inducement.

NOTE 6.  STOCKHOLDERS' EQUITY

INCENTIVE STOCK PLAN

During February 2008, the Company executed the The Dematco, Inc. 2008 Incentive Stock Plan, (the "Plan"). The Plan is designed to retain directors, executives and selected employees and consultants and reward them for making major contributions to the success of the Company. These objectives are accomplished by making long-term incentive awards under the Plan thereby providing participants with a proprietary interest in the growth and performance of the Company. The Plan shall be administered by the Company's Board of Directors. The persons who shall be eligible to receive grants shall be directors, officers, employees or consultants to the Company. Subject to adjustment as provided in the Plan, the total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the Plan shall not exceed fifty million (50,000,000). The Company shall reserve and keep available at all times during the term of the Plan such number of shares as shall be sufficient to satisfy the requirements of the Plan. During 2008, 35,250,000 shares were issued for services under the Plan. The shares were valued at $1,410,000.

COMMON STOCK

During January 2008, the Company received $55,000 and issued 1,100,000 shares of its common stock at $0.05 per share to one private party.

During March 2008, the Company issued 35,250,000 shares of its common stock under it's Plan to three directors, the main shareholder of the Company, the former President of the Company, an attorney and a consultant for services rendered.

During March 2008, the Company issued 25,000,000 shares of its common stock at $0.02 per share for the conversion of debt (see Note 5.).

NOTE 7.  PROVISION FOR INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards NO. 109, Accounting for Income Taxes, SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The total deferred tax asset is $494,000, as of May 31, 2008, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $2,246,000. The deferred tax asset has been completely offset by a valuation allowance.

Below is a chart showing the estimated federal net operating losses and the year In which they will expire.

                  YEAR                  AMOUNT       EXPIRATION
                  ---------------     ----------     ----------
                  2008  .........     $2,030,000           2028
                  2007  .........        216,000           2027
                                      ----------
                  Total .........     $2,246,000

NOTE 8.  LEGAL

The Company is, from time to time, subject to legal and other matters in the normal course of its business. While the results of such matters cannot be predicted with certainty, management does not believe that the final outcome of any pending matters will have a material effect on the financial position and results of operations of the Company.

NOTE 9.  SUBSEQUENT EVENTS (UNAUDITED)

During the first quarter of fiscal 2009, the Company repaid a total of $76,981 that was due to shareholders. The repayment was comprised of $56,981 to Mr. Ramsden, the Company's principal shareholder and Chief Executive Officer of Dematco, Ltd, and $20,000 to Buddy Young, our former president.

On August 11, 2008, the Company purchased 1,600,000 shares of Private Trading Systems, PLC, for (pound)24,000, or approximately $43,000. Our Chief Executive Officer, Chief Financial Officer, and our principal shareholder are shareholders of PTS. Additionally, both our Chief Executive Officer and Chief Financial Officer are officers of PTS.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8AT. CONTROLS AND PROCEDURES.

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

         Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

         Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended May 31, 2008 accurately present our financial condition, results of operations and cash flows in all material respects.

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

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

         Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

         A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

         Under the supervision and with the participation of Mr. Robert Stevens, our Chief Executive Officer, and Mr. Lindsay Smith, our Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of the Evaluation Date, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the Evaluation Date.

         Management assessed the effectiveness of the Company's internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

         INSUFFICIENT RESOURCES: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

         INSUFFICIENT WRITTEN POLICIES & PROCEDURES: We have insufficient written policies and procedures for accounting and financial reporting.

         LACK OF AUDIT COMMITTEE: We do not have a functioning audit committee resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

         Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) prepare and implement sufficient written policies and checklists for financial reporting and closing processes and (4) may consider appointing an audit committee comprised of both management and outside board members in the future.

         Management, including our Chief Executive Officer and the Chief Financial Officer, has discussed the material weakness noted above with our independent registered public accounting firm.

         This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the fiscal year ended May 31, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS AND PROCEDURES

         Our management does not expect that our controls and procedures will prevent all potential errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

                                    PART III

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The following table sets forth the current officers and directors of Advanced Media Training:

NAME                       AGE              POSITION

Robert Stevens             41               President, Chief Executive Officer,
                                            Chairman
Lindsay Smith              57               Chief Financial Officer and Director

Joseph Lefrak              78               Secretary and Director


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

         JOSEPH S. LEFRAK - SECRETARY AND DIRECTOR; Mr. Lefrak was appointed Secretary of our Company in December 2006. In addition to being a member of the American Bar Association Mr. Lefrak is a Certified Public Accountant, a Certified Financial Planner, and an Accredited Estate Planner. Among his professional affiliations are the American Bar Association, the American Institute of Certified Public Accountants, the New York State Society of Certified Public Accountants, and the Association of the Bar of the City of New York. Mr. Lefrak is a graduate of New York University and Brooklyn Law School, and has written a number of books on financial planning.

ITEM 10. EXECUTIVE COMPENSATION.

                                   ANNUAL COMPENSATION                 LONG-TERM COMPENSATION
                          -----------------------------------   -----------------------------------
                                                                               Securities
Name and                                         Other Annual    Restricted    Underlying     LTIP    All Other
Principal Position        Year   Salary   Bonus  Compensation   Stock Awards     Option     Payouts     Comp.
-----------------------   ----   ------   -----  ------------   ------------   ----------   -------   ---------
Robert Stevens,  (1)
President and CEO, ....   2006      -0-     -0-  $    300,000            -0-          -0-       -0-         -0-
                          2007      -0-     -0-           -0-            -0-          -0-       -0-         -0-
                          2008      -0-     -0-           -0-            -0-          -0-       -0-         -0-

Lindsay Smith, (2)
Chief Financial Officer
& Director ............   2006      -0-     -0-  $    120,000            -0-          -0-       -0-         -0-
                          2007      -0-     -0-           -0-            -0-          -0-       -0-         -0-
                          2008      -0-     -0-           -0-            -0-          -0-       -0-         -0-

Joseph Lefrak, (3)
Secretary & Director ..   2006      -0-     -0-  $    160,000            -0-          -0-       -0-         -0-
                          2007      -0-     -0-           -0-            -0-          -0-       -0-         -0-
                          2008      -0-     -0-           -0-            -0-          -0-       -0-         -0-

         During the twelve months ended May 31, 2008, Mr. Stevens devoted time to the development process of our Company. A total of $150,000 has been recorded as compensation expense for the twelve months ended May 31, 2008, representing the estimated value of services contributed to the Company.

(1) During November 2005, the Company issued 27,530,000 shares of its common stock to Mr. Stevens for unsupported proprietary technology valued at zero. Additionally, during March 2008, pursuant to Dematco, Inc.'s 2008 Incentive Stock Plan Mr. Stevens was issued 7,500,000 shares of our common stock valued at $300,000.

(2) During March 2008, pursuant to Dematco, Inc.'s 2008 Incentive Stock Plan Mr. Smith was issued 3,000,000 shares of our common stock valued at $120,000.

(3) During March 2008, pursuant to Dematco, Inc.'s 2008 Incentive Stock Plan Mr. Lefrak was issued 4,000,000 shares of our common stock valued at $160,000.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of September 4, 2008, regarding beneficial ownership of the Common Stock of the Company by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock, (ii) each director of the Company, (iii) the Chief Executive Officer and other executive officers of the Company and (iv) the Company's executive officers and directors as a group.

                                                                      PERCENTAGE
TITLE OF CLASS    NAME AND ADDRESS           NUMBER OF SHARES         OWNERSHIP
--------------    -----------------------    ----------------         ----------
Common stock      Terence Ramsden               59,626,000              33.48%
                  1 Mark Road
                  Hemel Hempstead
                  Herts HP 2 7BN, England

Common stock      Robert Stevens (1)            35,030,000              19.67%
                  1 Mark Road
                  Hemel Hempstead
                  Herts HP 2 7BN, England

Common stock      Lindsay Smith (2)              3,000,000               1.68%
                  1 Mark Road
                  Hemel Hempstead
                  Herts HP 2 7BN, England

Common stock      Joseph Lefrak (3)              4,000,000               2.25%
                  18 East 48th Street
                  New York, NY 10017

All officers and directors
as a group (3 persons) ..................       42,030,000              23.60%


(1)      President, CEO and Chairman
(2)      Chief Financial Officer and Director
(3)      Secretary

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Mr. Robert Stevens, our Chief Executive Officer and Chairman of the Board of Directors, and Mr. Terence Ramsden, our principal shareholder, each work on a part-time basis. During the twelve months ended May 31, 2008, Mr. Stevens, and Mr. Ramsden, contributed their services to the Company which has been valued at $400,000. Additionally, in March of 2008 pursuant to the Company's 2008 Stock Incentive Plan, Mr. Stevens, received 7,500,000 shares of our common stock valued at $300,000, Mr. Lindsay Smith, our Chief Financial Officer, received 3,000,000 shares of our common stock valued at $120,000, Mr. Joseph Lefrak, a Director, received 4,000,000 shares of our common stock valued at $160,000 and Mr. Ramsden, received 12,500,000 shares of our common stock valued at $500,000.

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

         32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

         The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements and for the reviews of the financial statements included in our annual report on Form 10-KSB and 10-QSBs respectively, and for other services normally provided in connection with statutory filings were approximately $65,000, and $55,000, respectively, for the year ended May 31, 2008 and the seventeen months ended May 31, 2007.

TAX FEES

         The aggregate fees billed by our auditors for tax compliance matters were approximately $0, and $0, respectively, for the year ended May 31, 2008 and the seventeen months ended May 31, 2007.

ALL OTHER FEES

         We did not incur any fees for other professional services rendered by our independent auditors for the year ended May 31, 2008 or the seventeen months ended May 31, 2007.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    September 15, 2008     DEMATCO, INC.

                                By: /S/ ROBERT STEVENS
                                    --------------------------------------------
                                    Robert Stevens
                                    President, Chief Executive Officer and Chief
                                    Financial Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Date:    September 15, 2008         /S/ ROBERT STEVENS
                                    --------------------------------------------
                                    Robert Stevens
                                    President, Chief Executive Officer, Chief
                                    Financial Officer and Director (Principal
                                    Executive, Financial and Accounting Officer)


Date:    September 15, 2008         /S/ LINDSAY SMITH
                                    --------------------------------------------
                                    Lindsay Smith
                                    Director


Date:    September 15, 2008         /S/ JOSEPH LEFRAK
                                    --------------------------------------------
                                    Joseph Lefrak
                                    Director