Form 10-Q
period 2008-08-31
DEMATCO INC
filed 2008-10-20
CIK 1250485

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended August 31, 2008


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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]                               Accelerated filer [_]

Non-accelerated filer [_]                         Smaller reporting company [X]
(Do not check if smaller reporting company)

         Check whether the issuer is a "shell company" as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes [_] No [X]

         The Registrant has 178,103,524 shares of Common stock, par value $.001 per share issued and outstanding as of August 31, 2008. Based on the closing bid price of the issuer's common stock on August 31, 2008 the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was approximately $3,060,000.

         Traditional Small Business Disclosure Format (check one) Yes [ ] No [X]

                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q


                                                                            PAGE
                                                                            ----
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                      3
         Condensed Balance Sheets
             August 31, 2008 (Unaudited) and May 31, 2008                      4
         Condensed Statements of Operations
             For the  Three-Months  Ended  August 31, 2008 and 2007 and
             for the period from  November 1, 2005 (Date of  Inception)
             to August 31, 2008 (Unaudited)                                    5
         Condensed Statements of Stockholders' Deficit
             For the Period from November 1, 2005 (Date
             Of Inception) to August 31, 2008 (Unaudited)                      6
         Condensed Statements of Cash Flows
             For the Three  Months  Ended  August 31, 2008 and 2007 and
             for the period from November 1, 2005
             (Date of Inception) to August 31, 2008 (Unaudited)                7
         Notes to Financial Statements (Unaudited)                             8

Item 2.  Management's Discussion and Analysis or Plan of Operation             9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           13

Item 4T. Controls and Procedures                                              13


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    14

Item 2.  Changes in Securities and Use of Proceeds                            14

Item 3.  Defaults upon Senior Securities                                      14

Item 4.  Submission of Matters to a Vote of Security Holders                  14

Item 5.  Other Information                                                    14

Item 6.  Exhibits                                                             14

Signatures                                                                    15

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                (Financial Statements Commence on Following Page)

                          DEMATCO, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                      AUGUST 31,
                                                         2008          MAY 31,
                                                     (Unaudited)        2008
                                                     -----------    -----------

                        ASSETS

Current Assets
    Cash .........................................   $     5,659    $     2,284
    Investment in securities-related Party .......        45,732           --
                                                     -----------    -----------

    Total Current Assets .........................        51,391          2,284
                                                     -----------    -----------

Total Assets .....................................   $    51,391    $     2,284
                                                     ===========    ===========


          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable and accrued expenses ........   $    93,810    $    81,829
    Unearned revenue .............................       275,000           --
    Due to shareholders ..........................       362,702        393,502
                                                     -----------    -----------
    Total Current Liabilities ....................       731,512        475,331
                                                     -----------    -----------


Stockholders' Deficit

    Common Stock, authorized 200,000,000
    shares, par value $0.001, issued
    and outstanding; 178,103,524 shares ..........       178,103        178,103

    Additional Paid-in Capital ...................     3,525,900      3,410,900

    Deficit accumulated during the
    development stage ............................    (4,387,103)    (4,061,056)

    Cumulative translation adjustment ............         2,979           (994)
                                                     -----------    -----------

    Total Stockholders' Deficit ..................      (680,121)      (473,047)
                                                     -----------    -----------

Total Liabilities and Stockholders' Deficit ......   $    51,391    $     2,284
                                                     ===========    ===========


         The accompanying notes are an integral part of these statements.

                          DEMATCO, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED AUGUST 31, 2008 AND 2007,
      AND FOR THE PERIOD OF NOVEMBER 1, 2005 (INCEPTION) TO AUGUST 31, 2008
                                   (UNAUDITED)


                                                                          NOVEMBER 1,
                                                                             2005
                                       THREE MONTHS ENDED AUGUST 31,    (INCEPTION) TO
                                      ------------------------------      AUGUST 31,
                                           2008             2007             2008
                                      -------------    -------------    -------------
OPERATING EXPENSES:
General and administrative ........   $     324,699    $     191,771    $   3,032,761
Interest expense, related party ...           1,348            1,183            8,677
Interest expense ..................            --             26,924        1,345,665
                                      -------------    -------------    -------------

NET LOSS ..........................   $    (326,047)   $    (219,878)   $  (4,387,103)
                                      =============    =============    =============

BASIC AND DILUTED LOSS PER SHARE ..   $       (0.00)   $       (0.00)
                                      =============    =============

WEIGHTED AVERAGE SHARES OUTSTANDING     178,103,524      116,753,524
                                      =============    =============


        The accompanying notes are an integral part of these statements.

                          DEMATCO, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                  CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
              From November 1, 2005 (Inception) to August 31, 2008
                                   (Unaudited)

                                                                                                     DEFICIT
                                                                                                    ACCUMULATED
                                           COMMON STOCK                                               DURING           TOTAL
                                   ----------------------------       PAID-IN        CURRENCY       DEVELOPMENT       EQUITY
                                      SHARES          AMOUNT          CAPITAL       TRANSLATION       STAGE          (DEFICIT)
                                   ------------    ------------    ------------    ------------    ------------    ------------
Common Shares issued to Founders
   for intangibles at $0.00573
   per share ...................    101,000,000    $  1,762,450    $ (1,762,450)   $       --      $       --      $       --


Currency Translation ...........           --              --              --               (17)           --               (17)

Net Loss .......................           --              --              --              --            (1,412)         (1,412)
                                                                                                                   ------------
   Net Comprehensive Loss ......                                                                                         (1,429)
                                   ------------    ------------    ------------    ------------    ------------    ------------

BALANCE, DECEMBER 31, 2005 .....    101,000,000    $  1,762,450    $ (1,762,450)   $        (17)   $     (1,412)   $     (1,429)

Recapitalization ...............     15,753,524      (1,645,697)      1,379,096            --              --          (266,601)

Shares of subsidiary cancelled
   in exchange for debt payment            --              --            80,000            --              --            80,000

Contribution of services .......           --              --           401,271            --              --           401,271

Currency Translation ...........           --              --              --                 3            --                 3

Net Loss .......................           --              --              --              --          (616,701)       (616,701)
                                                                                                                   ------------
   Net Comprehensive Loss ......                                                                                       (616,689)
                                   ------------    ------------    ------------    ------------    ------------    ------------

BALANCE, MAY 31, 2007 ..........    116,753,524    $    116,753    $     97,917    $        (14)   $   (618,113)   $   (403,457)

Common stock issued for cash ...      1,100,000           1,100          53,900            --              --            55,000

Common stock issued for services     35,250,000          35,250       1,374,750            --              --         1,410,000

Common stock issued for debt ...     25,000,000          25,000       1,454,244            --              --         1,479,244

Related party debt forgiveness..           --              --            30,089            --              --            30,089

Contribution of services .......           --              --           400,000            --              --           400,000

Currency Translation ...........           --              --              --              (980)           --              (980)

Net Loss .......................           --              --              --              --        (3,442,943)     (3,442,943)
                                                                                                                   ------------
   Net Comprehensive Loss ......                                                                                     (3,443,923)
                                   ------------    ------------    ------------    ------------    ------------    ------------

BALANCE, MAY 31, 2008 ..........    178,103,524    $    178,103    $  3,410,900    $       (994)   $ (4,061,056)   $   (473,047)

Contribution of services .......           --              --           115,000            --              --           115,000

Currency Translation ...........           --              --              --             3,973            --             3,973

Net Loss .......................           --              --              --              --          (326,047)       (326,047)
                                                                                                                   ------------
   Net Comprehensive Loss ......                                                                                       (322,074)
                                   ------------    ------------    ------------    ------------    ------------    ------------

BALANCE, AUGUST 31, 2008 .......    178,103,524    $    178,103    $  3,525,900    $      2,979    $ (4,387,103)   $   (680,121)
                                   ============    ============    ============    ============    ============    ============


         The accompanying notes are an integral part of these statements.

                          DEMATCO, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    NOVEMBER 1,
                                                        THREE MONTHS ENDED              2005
                                                             AUGUST 31,           (INCEPTION) TO
                                                 ------------------------------      AUGUST 31,
                                                      2008            2007              2008
                                                 -------------    -------------    -------------
Operating Activities
  Net Loss ...................................   $    (326,047)   $    (219,878)   $  (4,387,103)
  Adjustments to Reconcile Net (Loss)
     Currency translation adjustment .........           3,973           (1,131)           2,979
     Stock issued for services ...............            --               --          1,410,000
     Interest expense ........................            --               --          1,208,333
     Contributed services ....................         115,000          100,000          916,271
     Amortization of debt discount ...........            --             26,925          137,331
  Changes in Operating Assets and Liabilities
     Prepaid expenses ........................            --             (4,724)            --
     Accounts payable and accrued expenses ...          11,981           50,980           93,985
     Unearned revenue ........................         275,000             --            275,000
     Due to related party ....................          30,000           30,000          199,000
     Due to related entity ...................            --               --             30,090
     Accrued interest due to shareholder .....           1,348            1,183            8,678
                                                 -------------    -------------    -------------

  Net Cash Used by Operating Activities ......         111,255          (16,645)        (105,436)
                                                 -------------    -------------    -------------

Investing Activities
  Purchase of securities .....................         (45,732)            --            (45,732)
                                                 -------------    -------------    -------------

  Net Cash (Used) by Investing Activities ....         (45,732)            --            (45,732)
                                                 -------------    -------------    -------------

Financing Activities
  Net repayments on line of credit ...........            --               --            (19,094)
  Net proceeds (repayments)on notes payable,
     Shareholders ............................         (62,148)          16,542           98,220
  Net proceeds from common stock .............            --               --             55,000
  Cash proceeds from Progressive .............            --               --             22,701
                                                 -------------    -------------    -------------

  Net Cash Provided by Financing Activities ..         (62,148)          16,542          156,827
                                                 -------------    -------------    -------------

Net Increase (Decrease) in Cash ..............           3,375             (103)           5,659

Cash, Beginning of Period ....................           2,284            1,853             --
                                                 -------------    -------------    -------------

Cash, End of Period ..........................   $       5,659    $       1,750    $       5,659
                                                 =============    =============    =============

Supplemental Information:
  Interest Paid ..............................   $        --      $        --      $        --
  Income Taxes Paid ..........................   $        --      $        --      $        --

Schedule of Non-Cash Activities:
  Related party debt forgiveness .............   $        --      $        --      $      30,090


         The accompanying notes are an integral part of these statements.

                          DEMATCO, INC. AND SUBSIDIARY
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2008
                                   (UNAUDITED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PREPARATION OF INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

These interim condensed consolidated financial statements for the periods ended August 31, 2008 and 2007 have been prepared by the Company's management, without audit, in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise noted) necessary to present fairly the Company's financial position, results of operations and cash flows for the fiscal periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in these interim financial statements pursuant to the SEC's rules and regulations, although the Company's management believes that the disclosures are adequate to make the information presented not misleading. The financial position, results of operations and cash flows for the interim periods disclosed herein are not necessarily indicative of future financial results. These interim condensed consolidated financial statements should be read in conjunction with the annual financial statements and the notes thereto included in the Company's most recent Annual Report on Form 10-K for the fiscal year ended May 31, 2008.

NET LOSS PER SHARE

Basic and diluted net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding during the applicable fiscal periods. At August 31, 2008, the Company had no potentially dilutive shares outstanding. Potentially dilutive shares are excluded from the computation in loss periods, as their effect would be anti-dilutive.

REVENUE RECOGNITION

The Company has structured its contracts for dematerializing financial instruments on behalf of third parties to provide for a deposit of 0.25% of the face value of the financial instruments being dematerialized to be paid at commencement of the contract, and the balance of 1.75% of the face value to be paid upon completion of the dematerialization of those financial instruments, and the whole of the income arising on each contract is recognized at the point of completion of dematerialization.

NOTE 2.  INVESTMENT IN SECURITIES - RELATED PARTY

On August 11, 2008, the Company purchased 1,600,000 shares of Private Trading Systems, PLC, ("PTS"), for (pound)24,000, or $45,732. The Company's Chief Executive Officer, Chief Financial Officer, and principal shareholder are shareholders of PTS. Additionally, both the Company's Chief Executive Officer and Chief Financial Officer are officers of PTS.

NOTE 3.  UNEARNED REVENUE

During August 2008, the Company entered into contracts for the dematerialization of Life Settlement Policies and received $275,000 in deposits from the customers.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         You should read this section together with our financial statements and related notes thereto included elsewhere in this report. In addition to the historical information contained herein, this report contains forward-looking
statements  that  are  subject  to  risks  and  uncertainties.   Forward-looking
statements are not based on historical information but relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. Certain statements contained in this Form 10-Q, including, without limitation, statements containing the words "believe," "anticipate," "estimate," "expect," "are of the opinion that" and words of similar import, constitute "forward-looking statements." You should not place any undue reliance on these forward-looking statements.

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

CRITICAL ACCOUNTING POLICIES

         Our discussion and analysis of our financial condition and results of operations are based upon our statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with our Board of Directors, we have identified four critical accounting policies that we believe are key to an understanding of our financial statements. These are important accounting policies that require management's most difficult, subjective judgments.

         The first critical policy relates to the preparation and disclosure of our financial statements. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company is in its development stage and has not yet earned revenue from operations. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty. The Company has survived only through borrowings from shareholders. The Company must raise funds or continue borrowings in the near future to survive. There is no assurance that management can find investors or continue borrowings to cover the losses generated.

         The second critical policy relates to revenue recognition. The Company has structured its contracts for dematerializing financial instruments on behalf of third parties to provide for a deposit of 0.25% of the face value of the financial instruments being dematerialized to be paid at commencement of the contract, and the balance of 1.75% of the face value to be paid upon completion of the dematerialization of those financial instruments, and the whole of the income arising on each contract is recognized at the point of completion of dematerialization.

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


SELECT FINANCIAL INFORMATION

                                                     FOR THE THREE MONTHS ENDED
                                                             AUGUST 31,
                                                    ---------------------------
                                                        2008            2007
                                                    (Unaudited)     (Unaudited)
                                                    -----------     -----------
STATEMENT OF OPERATIONS DATA
Total revenue ..................................    $      --       $      --
Operating loss .................................    $  (326,047)    $  (219,878)
Net loss per share .............................    $      --       $      --

BALANCE SHEET DATA
Total assets ...................................    $    51,391     $     6,474
Total liabilities ..............................    $   731,512     $   530,940
Stockholder's deficit ..........................    $  (680,121)    $  (524,466)


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

         Since that date, and for the foreseeable future, all of our efforts will be focused on the further development and marketing of our dematerialization process. During fiscal 2009, we plan to take the following steps in order to improve the process, and generate revenue from operations, (a) fulfill our existing contracts (b) attempt to sign additional contracts for the dematerialization of financial instruments within the insurance industry.

THREE-MONTH PERIOD ENDED AUGUST 31, 2008 COMPARED TO THREE-MONTH PERIOD ENDED AUGUST 31, 2007

REVENUES

         To date, we have not generated revenue from our dematerialization process.

EXPENSES

         During the three months ended August 31, 2008 our general and administrative expenses were $324,699. Included in this amount is $232,433 of wages to our officers whom have waived payment on $115,000 of this amount and applied it to paid-in capital, $40,000 of consulting and professional services and $38,977 of legal and accounting expenses.

         During the three months ended August 31, 2007, our general and administrative expenses were $191,771. Included in this amount is $100,000 of wages to our officers whom have waived payment and applied this amount to paid-in capital, $30,000 of consulting and professional services and $54,560 of legal and accounting expenses.

         During the three months ended August 31, 2008 we incurred $1,348 of interest expense related to a note payable to a shareholder. During the three months ended August 31, 2007, we incurred $1,183 of interest expense related to a note payable to a shareholder and $26,924 of interest expense related to the convertible debenture.

NET LOSS

         As a result of the aforementioned, our net loss was $326,047 for the three months ended August 31, 2008 and $219,878 for the three months ended August 31, 2007.

PLAN OF OPERATION

         On March 1, 2007 we ceased all activities associated with our former business of the production and distribution of workforce training videos, see "Company History" and focused all efforts on the further development and marketing of our dematerialization process. During the quarter ended August 31, 2008, the Company negotiated and signed contracts for the dematerialization of Senior Life Policies with a face value of $125,000,000 and we received $275,000 as prepaid amounts towards the fulfillment of those contracts.

         We will continue to devote our limited resources to marketing and developing our dematerialization process. At this time these efforts are focused on fulfilling the contracts mentioned above, and seeking to acquire additional contracts for the use of our dematerialization process. There can be no assurance that we will be successful in these efforts.

         Management expects that revenues from our above mentioned contracts will provide sufficient funds to maintain operations, and satisfy our budgeted cash requirements through May 31, 2009.

         We currently have no employees and do not anticipate hiring in the near future. Mr. Robert Stevens, our Chief Executive Officer, and Chairman of the Board of Directors, Mr. Lindsay Smith, our Chief Financial Officer, and a Director, and, our principal shareholder Mr. Terence Ramsden, each work on a part-time basis. During the three months ended August 31, 2008, Mr. Stevens and Mr. Ramsden incurred $232,433 of compensation expense and waived reimbursement on $115,000 of this amount and applied it to paid-in capital.

LIQUIDITY AND CAPITAL RESOURCES

         Our working capital deficit was $680,121 at August 31, 2008.

         Our cash flows provided by operations were $111,255 for the three months ended August 31, 2008. This is the primary results of our net loss of $326,047 which included non-cash expenses of $118,973, and increases in accounts payable and accrued expenses of $11,981 and amounts due to a related party of $30,000. During the three months ended August 31, 2008 we also received $275,000 from customers in deposits on future contracts.

         Our cash flows used by operations were $16,645 for the three months ended August 31, 2007. This is the primary results of our net loss of $219,878 which included non-cash expenses of approximately $126,000, and increases in accounts payable and accrued expenses of $50,980 and amounts due to a related party of $30,000.

         During the three months ended August 31, 2008 we purchased 1,600,000 shares of Private Trading Systems, PLC, for $45,732.

         During the three months ended August 31, 2007 we did not use any cash for investing activities.

         During the three months ended August 31, 2008 our cash flows used by financing activities was $62,148 as a result of our repayments on notes payable to shareholders.

         During the three months ended August 31, 2007 our cash flows from financing activities were $16,542, resulting from our borrowings from a principal shareholder.

         We currently have no material commitments at this time to fund development of our dematerialization process or to acquire any significant capital equipment.

         We are a company with a limited operating history and a history of net losses.

         We had a cash balance of $5,659 on August 31, 2008.

         If revenues from the sale of our dematerialization process do not provide sufficient funds to maintain operations, then we believe the raising of funds through borrowings from our shareholder or the sale of additional equity will be sufficient to satisfy our budgeted cash requirements through August 31, 2009. Additionally, we may attempt a private placement sale of our common stock. Further, our ability to pursue any business opportunity that requires us to make cash payments would also depend on the amount of funds that we can secure from these various sources. If funding is not available from any of these sources to meet our needs, we will delay any business transaction requiring the payment of cash.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Based on the nature of our current operations, we have not identified any issues of market risk at this time.

ITEM 4T. CONTROLS AND PROCEDURES

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

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS   None.

ITEM 2.  UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS   None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES   None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended August 31, 2008, no matters were submitted to the Company's security holders.

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

                                  DEMATCO, INC.
                                  (Registrant)


Dated: October 20, 2008           /S/ ROBERT STEVENS
                                  ---------------------------------------
                                      Robert Stevens, President and Chief
                                      Executive Officer