Form 10-Q
period 2008-11-30
DEMATCO INC
filed 2009-02-18
CIK 1250485

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended November 30, 2008


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

         The Registrant has 193,103,524 shares of Common stock, par value $.001 per share issued and outstanding as of November 30, 2008.

         Traditional Small Business Disclosure Format (check one) Yes [ ] No [X]

                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q


PART I   FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----
Item 1.  Financial Statements (Unaudited)                                      3
         Condensed Balance Sheets
             November 30, 2008 (Unaudited) and May 31, 2008                    4
         Condensed Statements of Operations
             For the  Three-Months and Six-Months Ended
             November 30, 2008 and 2007 and for the period
             from November 1, 2005 (Date of Inception) to
             November 30, 2008 (Unaudited)                                     5
         Condensed Statements of Stockholders' Deficit
             For the Period from November 1, 2005 (Date
             Of Inception) to November 30, 2008 (Unaudited)                    6
         Condensed Statements of Cash Flows
             For the Six Months Ended November 30, 2008 and
             2007 and for the period from November 1, 2005
             (Date of Inception) to November 30, 2008 (Unaudited)              7
         Notes to Financial Statements (Unaudited)                             8

Item 2.  Management's Discussion and Analysis or Plan
         of Operation                                                         13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           18

Item 4T. Controls and Procedures                                              18


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    19

Item 2.  Changes in Securities and Use of Proceeds                            19

Item 3.  Defaults upon Senior Securities                                      19

Item 4.  Submission of Matters to a Vote of Security Holders                  19

Item 5.  Other Information                                                    19

Item 6.  Exhibits                                                             19

Signatures                                                                    20

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                (Financial Statements Commence on Following Page)

                          DEMATCO, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     November 30,
                                                         2008          May 31,
                                                     (Unaudited)        2008
                                                     -----------    -----------

                        ASSETS

Current Assets
    Cash                                             $     1,503    $     2,284
                                                     -----------    -----------

    Total Current Assets                                   1,503          2,284
                                                     -----------    -----------

Total Assets                                         $     1,503    $     2,284
                                                     ===========    ===========


          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable and accrued expenses            $    78,677    $    81,829
    Unearned revenue                                     297,834           --
    Due to shareholders                                  433,706        393,502
                                                     -----------    -----------
    Total Current Liabilities                            810,217        475,331
                                                     -----------    -----------


Stockholders' Deficit

    Common Stock, authorized 200,000,000
    shares, par value $0.001, issued
    and outstanding; 193,103,524 and
    178,103,524 shares, respectively                     193,103        178,103

    Additional Paid-in Capital                         4,015,900      3,410,900

    Deficit accumulated during the
    development stage                                 (5,020,696)    (4,061,056)

    Cumulative translation adjustment                      2,979           (994)
                                                     -----------    -----------

    Total Stockholders' Deficit                         (808,714)      (473,047)
                                                     -----------    -----------

Total Liabilities and Stockholders' Deficit          $     1,503    $     2,284
                                                     ===========    ===========


         The accompanying notes are an integral part of these statements

                          DEMATCO, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE AND SIX MONTHS ENDED
                     NOVEMBER 30, 2008 AND 2007 (UNAUDITED)


                                                                                                        NOVEMBER 1,
                                                                                                           2005
                                                                                                     (INCEPTION) TO
                                            THREE MONTHS                      SIX MONTHS               NOVEMBER 30,
                                       2008             2007             2008             2007             2008
                                  -------------    -------------    -------------    -------------    -------------
OPERATING EXPENSES:
General and administrative ....   $     514,441    $     127,881    $     674,140    $     257,152    $   2,881,402
Research and development ......          72,102           62,500          237,102          125,000          737,102
Interest expense, related party             518            1,170            1,866            2,353            9,195
Interest expense ..............            --             31,015             --             57,939        1,345,665
Loss on investment ............          45,732             --             45,732             --             45,732
                                  -------------    -------------    -------------    -------------    -------------

Total expenses ................         632,793          222,566          958,840          442,444        5,019,096
                                  -------------    -------------    -------------    -------------    -------------

LOSS BEFORE INCOME TAXES ......        (632,793)        (222,566)        (958,840)        (442,444)      (5,019,096)

Income tax ....................             800              800              800              800            1,600
                                  -------------    -------------    -------------    -------------    -------------

NET LOSS ......................   $    (633,593)   $    (223,366)   $    (959,640)   $    (443,244)   $  (5,020,696)
                                  =============    =============    =============    =============    =============

BASIC AND DILUTED LOSS PER
SHARE .........................   $       (0.00)   $       (0.00)   $       (0.01)   $       (0.00)
                                  =============    =============    =============    =============

WEIGHTED AVERAGE SHARES
OUTSTANDING ...................     188,510,117      116,753,524      183,278,387      116,735,524
                                  =============    =============    =============    =============


                See accompanying notes to financial statements.

                          DEMATCO, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                  CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
             From November 1, 2005 (Inception) to November 30, 2008
                                   (Unaudited)

                                                                                                     DEFICIT
                                                                                                    ACCUMULATED
                                           COMMON STOCK                                               DURING           TOTAL
                                   ----------------------------      PAID-IN          CURRENCY      DEVELOPMENT       EQUITY
                                      SHARES          AMOUNT         CAPITAL        TRANSLATION       STAGE          (DEFICIT)
                                   ------------    ------------    ------------    ------------    ------------    ------------
Common Shares issued to Founders
   for intangibles at $0.00573
   per share ...................    101,000,000    $  1,762,450    $ (1,762,450)   $       --      $       --      $       --


Currency Translation ...........           --              --              --               (17)           --               (17)

Net Loss .......................           --              --              --              --            (1,412)         (1,412)
                                                                                                                   ------------
   Net Comprehensive Loss ......                                                                                         (1,429)
                                   ------------    ------------    ------------    ------------    ------------    ------------

BALANCE, DECEMBER 31, 2005 .....    101,000,000    $  1,762,450    $ (1,762,450)   $        (17)   $     (1,412)   $     (1,429)

Recapitalization ...............     15,753,524      (1,645,697)      1,379,096            --              --          (266,601)

Shares of subsidiary cancelled
 in exchange for debt payment ..           --              --            80,000            --              --            80,000

Contribution of services .......           --              --           401,271            --              --           401,271

Currency Translation ...........           --              --              --                 3            --                 3

Net Loss .......................           --              --              --              --          (616,701)       (616,701)
                                                                                                                   ------------
   Net Comprehensive Loss ......                                                                                       (616,689)
                                   ------------    ------------    ------------    ------------    ------------    ------------

BALANCE, MAY 31, 2007 ..........    116,753,524    $    116,753    $     97,917    $        (14)   $   (618,113)   $   (403,457)

Common stock issued for cash ...      1,100,000           1,100          53,900            --              --            55,000

Common stock issued for services     35,250,000          35,250       1,374,750            --              --         1,410,000

Common stock issued for debt ...     25,000,000          25,000       1,454,244            --              --         1,479,244

Related party debt forgiveness..           --              --            30,089            --              --            30,089

Contribution of services .......           --              --           400,000            --              --           400,000

Currency Translation ...........           --              --              --              (980)           --              (980)

Net Loss .......................           --              --              --              --        (3,442,943)     (3,442,943)
                                                                                                                   ------------
   Net Comprehensive Loss ......                                                                                     (3,443,923)
                                   ------------    ------------    ------------    ------------    ------------    ------------

BALANCE, MAY 31, 2008 ..........    178,103,524    $    178,103    $  3,410,900    $       (994)   $ (4,061,056)   $   (473,047)

Common stock issued for services     15,000,000          15,000         370,000            --              --           385,000

Contribution of services .......           --              --           235,000            --              --           235,000

Currency Translation ...........           --              --              --             3,973            --             3,973

Net Loss .......................           --              --              --              --          (959,640)       (959,640)
                                                                                                                   ------------
   Net Comprehensive Loss ......                                                                                       (955,667)
                                   ------------    ------------    ------------    ------------    ------------    ------------

BALANCE, NOVEMBER 30, 2008 .....    193,103,524    $    193,103    $  4,015,900    $      2,979    $ (5,020,696)   $   (808,714)
                                   ============    ============    ============    ============    ============    ============


         The accompanying notes are an integral part of these statements

                          DEMATCO, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      November 1,
                                                                                         2005
                                                          Six Months Ended         (Inception) to
                                                   November 30,     November 30,     November 30,
                                                       2008             2007             2008
                                                  -------------    -------------    -------------
Operating Activities
    Net Loss ..................................   $    (959,640)   $    (443,244)   $  (5,020,696)
    Adjustments to Reconcile Net (Loss)
       Currency translation adjustment ........           3,973           (1,757)           2,979
       Stock issued for services ..............         385,000             --          1,795,000
       Interest expense .......................            --               --          1,208,333
       Contributed services ...................         235,000          200,000        1,036,271
       Amortization of debt discount ..........            --             57,940          137,331
       Loss on investment in securities .......          45,732             --             45,732
    Changes in Operating Assets and Liabilities
       Prepaid expenses .......................            --            (25,000)            --
       Accounts payable and accrued expenses ..          (3,152)          35,544           78,852
       Unearned revenue .......................         297,834             --            297,834
       Due to related party ...................          60,000           60,000          229,000
       Due to related entity ..................            --             (3,800)          30,090
       Accrued interest due to shareholder ....           1,865            2,352            9,195
                                                  -------------    -------------    -------------

    Net Cash Used by Operating Activities .....          66,612         (117,965)        (150,079)
                                                  -------------    -------------    -------------

Investing Activities
    Purchase of securities ....................         (45,732)            --            (45,732)
                                                  -------------    -------------    -------------

    Net Cash (Used) by Investing Activities ...         (45,732)            --            (45,732)
                                                  -------------    -------------    -------------

Financing Activities
    Net repayments on line of credit ..........            --               --            (19,094)
    Net proceeds (repayments)on notes payable,
       Shareholders ...........................         (21,661)          17,017          138,707
    Net proceeds from common stock ............            --            100,311           55,000
    Cash proceeds from Progressive ............            --               --             22,701
                                                  -------------    -------------    -------------

    Net Cash Provided by Financing Activities .         (21,661)         117,328          197,314
                                                  -------------    -------------    -------------

Net Increase (Decrease) in Cash ...............            (781)            (637)           1,503

Cash, Beginning of Period .....................           2,284            1,853             --
                                                  -------------    -------------    -------------

Cash, End of Period ...........................   $       1,503    $       1,216    $       1,503
                                                  =============    =============    =============

Supplemental Information:
    Interest Paid .............................   $        --      $        --      $        --
    Income Taxes Paid .........................   $        --      $        --      $        --

Schedule of Non-Cash Activities:
    Related party debt forgiveness ............   $        --      $        --      $      30,090


         The accompanying notes are an integral part of these statements

                          DEMATCO, INC. AND SUBSIDIARY
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2008
                                   (UNAUDITED)

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

Management feels that the Company is well positioned to take advantage of the recent move within the securities industry towards eliminating physical stock certificates as proof of security ownership. During the six months ended November 30, 2008, the Company entered into contracts for the dematerialization of Life Settlement Policies. As a result of these contracts management anticipates that upon the fulfillment of the Company's responsibilities pursuant to the terms of these agreements, the Company will generate approximately $3,600,000 in revenue during fiscal 2009. Management expects that revenues from the above referenced contracts will be sufficient to satisfy the Company's budgeted cash requirements through May 31, 2009.

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

RECLASSIFICATIONS

The Company reclassified certain amounts on the consolidated balance sheet for prior periods to conform to the current year presentation. At November 30, 2007, "Accrued interest due to shareholder", "Due to related party" and "Notes payable to shareholders" were $3,136, $199,000, and $113,607, respectively. The current year presentation combines the amounts as "Due to shareholders". Additionally, "Research and development" has been presented separately from "General and administrative" on the Statement of Operations.

PREPARATION OF INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

These interim condensed consolidated financial statements for the periods ended November 30, 2008 and 2007 have been prepared by the Company's management, without audit, in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise noted) necessary to present fairly the Company's financial position, results of operations and cash flows for the fiscal periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in these interim financial statements pursuant to the SEC's rules and regulations, although the Company's management believes that the disclosures are adequate to make the information presented not misleading. The financial position, results of operations and cash flows for the interim periods disclosed herein are not necessarily indicative of future financial results. These interim condensed consolidated financial statements should be read in conjunction with the annual financial statements and the notes thereto included in the Company's most recent Annual Report on Form 10-K for the fiscal year ended May 31, 2008.

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

NET LOSS PER SHARE

Basic and diluted net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding during the applicable fiscal periods. At November 30, 2008, the Company had no potentially dilutive shares outstanding. Potentially dilutive shares are excluded from the computation in loss periods, as their effect would be anti-dilutive.

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

NOTE 3.  INVESTMENT IN SECURITIES

On August 11, 2008, the Company purchased 1,600,000 shares of Private Trading Systems, PLC, ("PTS"), for (pound)24,000, or $45,732. The Company's Chief Executive Officer, and its principal shareholder are shareholders of PTS. Additionally, the Company's Chief Financial Officer is an officer of PTS. As of November 30, 2008, the shares of PTS had been suspended from trading and the company was delinquent in its required filings. Accordingly, the investment in PTS was determined to have had an other-than-temporary decline in value and was written down to $-0-.

NOTE 4.  UNEARNED REVENUE

During the six months ended November 30, 2008, the Company entered into contracts for the dematerialization of Life Settlement Policies and received $315,164 in deposits from the customers. Of this amount, $17,330 has been applied to the reimbursement of research and development expenses. As of November 30, 2008, the Company has not brought the dematerialization process to a commercial stage of operation.

NOTE 5.  RELATED PARTY TRANSACTIONS

DUE TO SHAREHOLDERS

The Company has a note payable due to its former President and current shareholder which accrues interest at 8.0%. Repayment shall be made when funds are available and the balances of principal and accrued interest are due June 30, 2009. The principal balance was $38,645 at November 30, 2008. Total interest due at November 30, 2008 was $7,354.

In addition, the Company also has a consulting agreement with its former President and current shareholder for $10,000 per month, which expired December 31, 2008. At November 30, 2008, the total amount due under this agreement was $229,000.

The Company has a loan agreement with its principal shareholder that is due upon demand. The principal balance was $158,708 at November 30, 2008 and is non-interest bearing.

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

During March 2008, 35,000,000 shares were issued for services under the Plan. The shares were valued at $1,400,000.

During September 2008, 13,000,000 shares were issued for services under the Plan. The shares were valued at $385,000.

During November 2008, 2,000,000 shares were issued for services under the Plan. The shares were valued at $60,000.

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

         The first critical policy relates to the preparation and disclosure of our financial statements. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company is still in its development stage and has no source of revenue from operations. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty. The Company has survived only through borrowings from shareholders. The Company must raise funds or continue borrowings in the near future to survive. There is no assurance that management can find investors or continue borrowings to cover the losses generated.

         The second critical policy relates to officer compensation. Our officers work for the Company on a part-time basis with no compensation. We value these services based on time contributed, services performed and comparable compensation to other companies.

         The third critical policy relates to shares issued for services. We value the shares issued based on the closing price of our stock on the date of grant.

         The fourth critical policy relates to income recognition. The Company has structured its contracts for dematerializing financial instruments on behalf of third parties to provide for a deposit of 0.25% of the face value of the financial instruments being dematerialized to be paid at commencement of the contract, and the balance of 1.75% of the face value to be paid upon completion of the dematerialization of those financial instruments, and the whole of the income arising on each contract is recognized at the point of completion of dematerialization. Until the process is considered to have become commercialized and ready for sale, portions of the process that have been completed are recorded as a reimbursement of research and development expenses.

SELECT FINANCIAL INFORMATION

                                                     For the Three Months Ended
                                                      11/30/08        11/30/07
                                                    (Unaudited)     (Unaudited)
                                                    -----------     -----------

Statement of Operations Data
Total revenue ..................................    $      --       $      --
Operating loss .................................    $  (632,793)    $  (222,566)
Net loss per share .............................    $      --       $      --

Balance Sheet Data
Total assets ...................................    $     1,503     $    26,216
Total liabilities ..............................    $   810,217     $   574,363
Stockholder's deficit ..........................    $  (808,714)    $  (548,147)


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

THREE-MONTH PERIOD ENDED NOVEMBER 30, 2008 COMPARED TO THREE-MONTH PERIOD ENDED NOVEMBER 30, 2007

REVENUES

         To date, we have not generated any significant revenue from our dematerialization process.

EXPENSES

         During the three months ended November 30, 2008 our general and administrative expenses were $514,441. Included in this amount is $65,000 of wages to an officer who has waived payment on $60,000 of this amount and applied it to paid-in capital, $40,000 of consulting and professional services and $38,977 of legal and accounting expenses.

         During the three months ended November 30, 2007, our general and administrative expenses were $127,881. Included in this amount is $37,500 of wages to our officers whom have waived payment and applied this amount to paid in capital, $30,000 of consulting and professional services and $54,560 of legal and accounting expenses.

         During the three months ended November 30, 2008 our research and development expenses were $72,102. Included in this amount is $65,000 of wages to a consultant/shareholder who has waived payment on $60,000 of this amount and applied it to paid-in capital.

         During the three months ended November 30, 2007 our research and development expenses were $62,500. Included in this amount is $62,500 of wages to our officers whom have waived payment on $62,500 of this amount and applied it to paid-in capital.

         During the three months ended November 30, 2008 we incurred $518 of interest expense related to a note payable to a shareholder. During the three months ended November 30, 2007, we incurred $1,170 of interest expense, related to a note payable to a shareholder and $31,015 of interest expense related to the convertible debenture.

NET LOSS

         As a result of the aforementioned, our net loss was $633,593 for the three months ended November 30, 2008 and $223,366 for the three months ended November 30, 2007.

SELECT FINANCIAL INFORMATION

                                                      For the Six Months Ended
                                                      11/30/08        11/31/07
                                                    (Unaudited)     (Unaudited)
                                                    -----------     -----------

Statement of Operations Data
Total revenue ..................................    $      --       $      --
Operating loss .................................    $  (958,840)    $  (442,444)
Net loss per share .............................    $      0.01     $      --

Balance Sheet Data
Total assets ...................................    $     1,503     $    26,216
Total liabilities ..............................    $   810,217     $   574,363
Stockholder's deficit ..........................    $  (808,714)    $  (548,147)


SIX-MONTH PERIOD ENDED NOVEMBER 30, 2008 COMPARED TO SIX-MONTH PERIOD ENDED NOVEMBER 30, 2007

REVENUES

         To date, we have not generated any significant revenue from our dematerialization process.

EXPENSES

         During the six months ended November 30, 2008 our general and administrative expenses were $674,140. Included in this amount is $122,433 of wages to our officers whom have waived payment on $95,000 of this amount and applied it to paid-in capital, $70,000 of consulting and professional services and $38,977 of legal and accounting expenses.

         During the six months ended November 30, 2007, our general and administrative expenses were $257,152. Included in this amount is $75,000 of wages to our officers whom have waived payment and applied this amount to paid in capital, $60,000 of consulting and professional services and $54,560 of legal and accounting expenses.

         During the six months ended November 30, 2008 our research and development expenses were $237,102. Included in this amount is $254,432 of wages to our officers whom have waived payment on $140,000 of this amount and applied it to paid-in capital.

         During the six months ended November 30, 2007 our research and development expenses were $125,000. Included in this amount is $125,000 of wages to a consultant/shareholder who has waived payment on $125,000 of this amount and applied it to paid-in capital.

         During the six months ended November 30, 2008 we incurred $1,866 of interest expense related to a note payable to a shareholder. During the three months ended November 30, 2007, we incurred $2,353 of interest expense, related to a note payable to a shareholder and $57,939 of interest expense related to the convertible debenture.

NET LOSS

         As a result of the aforementioned, our net loss was $959,640 for the six months ended November 30, 2008 and $443,244 for the six months ended November 30, 2007.

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

         We currently have no employees and do not anticipate hiring in the near future. Mr. Robert Stevens, our Chief Executive Officer, and Chairman of the Board of Directors, Mr. Lindsay Smith, our Chief Financial Officer, and a Director, and, our principal shareholder Mr. Terence Ramsden, each work on a part-time basis. During the three months ended November 30, 2008, Mr. Stevens and Mr. Ramsden incurred $130,000 of compensation expense and waived payment on $120,000 of this amount and applied it to paid-in capital.

LIQUIDITY AND CAPITAL RESOURCES

         Our working capital deficit was $808,714 at November 30, 2008, which includes liabilities due to related parties and entities of $433,706.

         Our cash flows provided by operations were $66,612 for the three months ended November 30, 2008. This is the primary results of our net loss of $959,640 which included non-cash expenses of $385,000, and a decrease in accounts payable and accrued expenses of $3,152 and an increase in amounts due to a related party of $60,000. Our cash flows used by operations were $117,965 for the three months ended November 30, 2007. This is the primary results of our net loss of $443,244 which included non-cash expenses of approximately $258,000, and increases in accounts payable and accrued expenses of $35,544 and amounts due to a related party of $60,000.

         During the three months ended November 30, 2008 we purchased 1,600,000 shares of Private Trading Systems, PLC, for $45,372.

         During the three months ended November 30, 2007 we did not use any cash for investing activities.

         During the three months ended November 30, 2008 our cash flows used by financing activities was $(21,661) as a result of our repayments on notes payable to shareholders.

         During the three months ended November 30, 2007 our cash flows from financing activities were $117,328, resulting from our borrowings from a principal shareholder.

         We currently have no material commitments at this time to fund development of our dematerialization process or to acquire any significant capital equipment

         We are a company with a limited operating history and a history of net losses.

         We had a cash balance of $1,503 on November 30, 2008.

         If revenues from the sale of our dematerialization process do not provide sufficient funds to maintain operations, then we believe the raising of funds through borrowings from our shareholder or the sale of additional equity will be sufficient to satisfy our budgeted cash requirements through November 30, 2009. Additionally, we may attempt a private placement sale of our common stock. Further, our ability to pursue any business opportunity that requires us to make cash payments would also depend on the amount of funds that we can secure from these various sources.

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

ITEM 4T. CONTROLS AND PROCEDURES

         The principal executive officer and principal financial officer of the Company, ("the Certifying Officers") with the assistance of advisors, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in section 240.13a-14(c) and 240.15d-14(c) under the Exchange Act) within 90 days prior to the filing of this annual report. Based upon the evaluation, the Certifying Officers conclude that the Company's disclosure controls and procedures are not effective in timely alerting management to material information relative to the Company which is required to be disclosed in its periodic filings with the SEC.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to the significant deficiencies and material weaknesses disclosed in our annual report on Form 10K for the year ended May 31, 2008.

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS  None.

ITEM 2.  UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         During the quarter ended November 30, 2008, no matters were submitted to the Company's security holders.

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

                                        DEMATCO, INC.
                                        (Registrant)


Dated: February 18, 2009                /S/ ROBERT STEVENS
                                        -----------------------------------
                                        Robert Stevens, President and Chief
                                        Executive Officer