Form 10-Q
period 2009-02-28
DEMATCO INC
filed 2009-04-20
CIK 1250485

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended February 28, 2009


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

Large accelerated filer [_]                      Accelerated filer [X]

Non-accelerated filer [_]                        Smaller reporting company [X]
(Do not check if smaller reporting company)


         Check whether the issuer is a "shell company" as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes [_] No [X]

         The Registrant has 178,103,524 shares of Common stock, par value $.001 per share issued and outstanding as of February 28, 2009. Based on the closing bid price of the issuer's common stock on February 28, 2009 the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was approximately $643,000.

         Traditional Small Business Disclosure Format (check one) Yes [ ] No [X]

                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q



PART I   FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----
Item 1.  Financial Statements (Unaudited)                                      3
         Condensed Consolidated Balance Sheets
           February 28, 2009 (Unaudited) and May 31, 2008                      4
         Condensed Consolidated Statements of Operations
           For the Three and Nine Months Ended
           February 28, 2009 and February 29 2008 (Unaudited)
           and for the period from November 1, 2005 (Date of Inception)
           to February 28, 2009 (Unaudited)                                    5
         Condensed Consolidated Statements of Stockholders' Deficit
           For the Period from November 1, 2005 (Date
           Of Inception) to February 28, 2009 (Unaudited)                      6
         Condensed Consolidated Statements of Cash Flows
           For the Nine Months  Ended  February 28, 2009 and February
           29 2008 and for the period from November 1, 2005
           (Date of Inception) to February 28, 2009 (Unaudited)                7
         Notes to Condensed Consolidated Financial Statements (Unaudited)      8

Item 2.  Management's Discussion and Analysis or Plan
           of Operation                                                       13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           16

Item 4T. Controls and Procedures                                              16


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    18

Item 2.  Changes in Securities and Use of Proceeds                            18

Item 3.  Defaults upon Senior Securities                                      18

Item 4.  Submission of Matters to a Vote of Security Holders                  18

Item 5.  Other Information                                                    18

Item 6.  Exhibits                                                             18

Signatures                                                                    19

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                (Financial Statements Commence on Following Page)

                          DEMATCO, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     February 28,
                                                         2009         May 31,
                                                     (Unaudited)       2008
                                                     -----------    -----------

                           ASSETS

Current Assets
    Cash .........................................   $    64,677    $     2,284
                                                     -----------    -----------

    Total Current Assets .........................        64,677          2,284
                                                     -----------    -----------

Total Assets .....................................   $    64,677    $     2,284
                                                     ===========    ===========


          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable and accrued expenses ........   $    56,726    $    81,829
    Unearned revenue .............................       601,154           --
    Due to shareholders ..........................       305,719        393,502
                                                     -----------    -----------
    Total Current Liabilities ....................       963,599        475,331
                                                     -----------    -----------


Stockholders' Deficit

    Common Stock, authorized 200,000,000
    shares, par value $0.001, issued
    and outstanding; 193,103,524 and
    178,103,524 shares, respectively .............       193,103        178,103

    Additional Paid-in Capital ...................     4,145,900      3,410,900

    Deficit accumulated during the
    development stage ............................    (5,240,904)    (4,061,056)

    Cumulative translation adjustment ............         2,979           (994)
                                                     -----------    -----------

    Total Stockholders' Deficit ..................      (898,922)      (473,047)
                                                     -----------    -----------

Total Liabilities and Stockholders' Deficit ......   $    64,677    $     2,284
                                                     ===========    ===========


The accompanying notes are an integral part of these financial statements

                          DEMATCO, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE AND NINE MONTHS ENDED
               FEBRUARY 28, 2009 AND FEBRUARY 29, 2008 (UNAUDITED)


                                                                                                        NOVEMBER 1,
                                                                                                           2005
                                                                                                     (INCEPTION) TO
                                        THREE MONTHS ENDED                 NINE MONTHS ENDED           FEBRUARY 28,
                                   02/28/2009        02/29/2008       02/28/2009       02/29/2008          2009
                                  -------------    -------------    -------------    -------------    -------------
OPERATING EXPENSES:
General and administrative ....   $     128,516    $     179,032    $     802,656    $     561,184    $   3,009,918
Research and development ......          90,930             --            328,032             --            828,032
Interest expense, related party             762            1,168            2,628            3,521            9,957
Interest expense ..............            --             35,720             --             93,667        1,345,665
Loss on investment ............            --               --             45,732             --             45,732
                                  -------------    -------------    -------------    -------------    -------------

Total expenses ................         220,208          215,928        1,179,048          658,372        5,239,304
                                  -------------    -------------    -------------    -------------    -------------

LOSS BEFORE INCOME TAXES ......        (220,208)        (215,928)      (1,179,048)        (658,372)      (5,239,304)

Income tax ....................            --               --                800              800            1,600
                                  -------------    -------------    -------------    -------------    -------------

NET LOSS ......................   $    (220,208)   $    (215,928)   $  (1,179,848)   $    (659,172)   $  (5,240,904)
                                  =============    =============    =============    =============    =============

BASIC AND DILUTED LOSS PER
SHARE .........................   $       (0.00)   $       (0.00)   $       (0.01)   $       (0.01)
                                  =============    =============    =============    =============

WEIGHTED AVERAGE SHARES
OUTSTANDING ...................     193,103,524      117,019,458      186,517,443      116,841,845
                                  =============    =============    =============    =============


The accompanying notes are an integral part of these financial statements.

                          DEMATCO, INC. AND SUBSIDIARY
                          (A Development Stage Company)

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
             From November 1, 2005 (Inception) to February 28, 2009
                                   (Unaudited)

                                                                                                DEFICIT
                                                                                              ACCUMULATED
                                         COMMON STOCK                                            DURING         TOTAL
                                   -------------------------      PAID-IN       CURRENCY      DEVELOPMENT      EQUITY
                                      SHARES       AMOUNT         CAPITAL      TRANSLATION       STAGE        (DEFICIT)
                                   -----------   -----------    -----------    -----------    -----------    -----------
Common Shares issued to Founders
   for intangibles at $0.00573
   per share ...................   101,000,000   $ 1,762,450    $(1,762,450)   $      --      $      --      $      --


Currency Translation ...........          --            --             --              (17)          --              (17)

Net Loss .......................          --            --             --             --           (1,412)        (1,412)
                                                                                                             -----------
   Net Comprehensive Loss ......                                                                                  (1,429)
                                   -----------   -----------    -----------    -----------    -----------    -----------

BALANCE, DECEMBER 31, 2005 .....   101,000,000   $ 1,762,450    $(1,762,450)   $       (17)   $    (1,412)   $    (1,429)

Recapitalization ...............    15,753,524    (1,645,697)     1,379,096           --             --         (266,601)

Shares of subsidiary cancelled
 in exchange for debt payment ..          --            --           80,000           --             --           80,000

Contribution of services .......          --            --          401,271           --             --          401,271

Currency Translation ...........          --            --             --                3           --                3

Net Loss .......................          --            --             --             --         (616,701)      (616,701)
                                                                                                             -----------
   Net Comprehensive Loss ......                                                                                (616,689)
                                   -----------   -----------    -----------    -----------    -----------    -----------

BALANCE, MAY 31, 2007 ..........   116,753,524   $   116,753    $    97,917    $       (14)   $  (618,113)   $  (403,457)

Common stock issued for cash ...     1,100,000         1,100         53,900           --             --           55,000

Common stock issued for services    35,250,000        35,250      1,374,750           --             --        1,410,000

Common stock issued for debt ...    25,000,000        25,000      1,454,244           --             --        1,479,244

Related party debt forgiveness..          --            --           30,089           --             --           30,089

Contribution of services .......          --            --          400,000           --             --          400,000

Currency Translation ...........          --            --             --             (980)          --             (980)

Net Loss .......................          --            --             --             --       (3,442,943)    (3,442,943)
                                                                                                             -----------
   Net Comprehensive Loss ......                                                                              (3,443,923)
                                   -----------   -----------    -----------    -----------    -----------    -----------

BALANCE, MAY 31, 2008 ..........   178,103,524   $   178,103    $ 3,410,900    $      (994)   $(4,061,056)   $  (473,047)

Common stock issued for services    15,000,000        15,000        370,000           --             --          385,000

Contribution of services .......          --            --          365,000           --             --          365,000

Currency Translation ...........          --            --             --            3,973           --            3,973

Net Loss .......................          --            --             --             --       (1,179,848)    (1,179,848)
                                                                                                             -----------
   Net Comprehensive Loss ......                                                                              (1,175,875)
                                   -----------   -----------    -----------    -----------    -----------    -----------

BALANCE, FEBRUARY 28, 2009 .....   193,103,524   $   193,103    $ 4,145,900    $     2,979    $(5,240,904)   $  (898,922)
                                   ===========   ===========    ===========    ===========    ===========    ===========


The accompanying notes are an integral part of these financial statements

                          DEMATCO, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                 November 1,
                                                                       Nine           Nine           2005
                                                                      Months         Months      (Inception)
                                                                      Ended          Ended            to
                                                                   February 28,   February 29,   February 28,
                                                                       2009           2008           2009
                                                                   -----------    -----------    -----------
Operating Activities
      Net Loss .................................................   $(1,179,848)   $  (659,172)   $(5,240,904)
      Adjustments to Reconcile Net (Loss)
         Currency translation adjustment .......................         3,973         (1,248)         2,979
         Stock issued for services .............................       385,000           --        1,795,000
         Interest expense ......................................          --             --        1,208,333
         Contributed services ..................................       365,000        300,000      1,166,271
         Amortization of debt discount .........................          --           93,667        137,331
         Loss on investment in securities ......................        45,732           --           45,732
      Changes in Operating Assets and Liabilities
         Accounts payable and accrued expenses .................       (25,103)        23,262         56,902
         Unearned revenue ......................................       601,154           --          601,154
         Due to related party ..................................        70,000         90,000        239,000
         Due to related entity .................................          --           (5,700)        30,090
         Accrued interest due to shareholder ...................         2,628          3,522          9,957
                                                                   -----------    -----------    -----------

      Net Cash Provided/(Used) by Operating Activities .........       268,536       (155,669)        51,845
                                                                   -----------    -----------    -----------

    Investing Activities
      Purchase of securities ...................................       (45,732)          --          (45,732)
                                                                   -----------    -----------    -----------

      Net Cash (Used) by Investing Activities ..................       (45,732)          --          (45,732)
                                                                   -----------    -----------    -----------

    Financing Activities
      Net repayments on line of credit .........................          --             --          (19,094)
      Net proceeds (repayments)on notes payable,
         Shareholders ..........................................      (160,411)       100,715            (43)
      Net proceeds from common stock ...........................          --           55,000         55,000
      Cash proceeds from Progressive ...........................          --             --           22,701
                                                                   -----------    -----------    -----------

      Net Cash Provided/(Used) by Financing Activities .........      (160,411)       155,715         58,564
                                                                   -----------    -----------    -----------

  Net Increase (Decrease) in Cash ..............................        62,393             46         64,677

  Cash, Beginning of Period ....................................         2,284          1,853           --
                                                                   -----------    -----------    -----------

  Cash, End of Period ..........................................   $    64,677    $     1,899    $    64,677
                                                                   ===========    ===========    ===========

  Supplemental Information:
      Interest Paid ............................................   $      --      $      --      $      --
      Income Taxes Paid ........................................   $      --      $      --      $      --

  Schedule of Non-Cash Activities:
      Related party debt forgiveness ...........................   $      --      $      --      $    30,090


The accompanying notes are an integral part of these financial statements

                          DEMATCO, INC. AND SUBSIDIARY
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2009
                                   (UNAUDITED)

NOTE 1.  GENERAL ORGANIZATION AND BUSINESS

Dematco, Inc. (formerly Advanced Media Training, Inc.; the "Company") is engaged in the business of dematerializing or converting financial instruments from paper form to electronic form so as to enable such instruments to be traded electronically on exchanges or exchange platforms on a peer to peer basis.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Dematco, Inc. and its wholly-owned subsidiary, Dematco, Ltd., which is a United Kingdom registered private company based in London.

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

Management feels that the Company is well positioned to take advantage of the recent move within the securities industry towards eliminating physical stock certificates as proof of security ownership. During the nine months ended February 28, 2009, the Company entered into contracts for the dematerialization of Life Settlement Policies. As a result of these contracts management anticipates that upon the fulfillment of the Company's responsibilities pursuant to the terms of these agreements, the Company will generate sufficient revenue from the above referenced contracts to satisfy the Company's budgeted cash requirements through February 28, 2010.

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

PREPARATION OF INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

These interim condensed consolidated financial statements for the periods ended February 28, 2009 and February 29, 2008 have been prepared by the Company's management, without audit, in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise noted) necessary to present fairly the Company's financial position, results of operations and cash flows for the fiscal periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in these interim financial statements pursuant to the SEC's rules and regulations, although the Company's management believes that the disclosures are adequate to make the information presented not misleading. The financial position, results of operations and cash flows for the interim periods disclosed herein are not necessarily indicative of future financial results. These interim condensed consolidated financial statements should be read in conjunction with the annual financial statements and the notes thereto included in the Company's most recent Annual Report on Form 10-K for the fiscal year ended May 31, 2008.

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

NET LOSS PER SHARE

Basic and diluted net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding during the applicable fiscal periods. At February 28, 2009, the Company had no potentially dilutive shares outstanding. Potentially dilutive shares are excluded from the computation in loss periods, as their effect would be anti-dilutive.

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

NOTE 3.  INVESTMENT IN SECURITIES

On August 11, 2008, the Company purchased 1,600,000 shares of Private Trading Systems, PLC, ("PTS"), for (pound)24,000, or $45,732. The Company's Chief Executive Officer, and its principal shareholder are shareholders of PTS. Additionally, the Company's Chief Financial Officer is an officer of PTS. As of February 28, 2009, the shares of PTS had been suspended from trading in London and the company was delinquent in its required filings. Accordingly, the investment in PTS was determined to have had an other-than-temporary decline in value and was written down to $-0-.

NOTE 4.  UNEARNED REVENUE

During the nine months ended February 28, 2009, the Company entered into contracts for the dematerialization of Life Settlement Policies and received $618,484 in deposits from the customers. Of this amount, $17,330 has been applied to the reimbursement of research and development expenses. As of February 28, 2009, the Company has not brought the dematerialization process to a commercial stage of operation.

NOTE 5.  RELATED PARTY TRANSACTIONS

DUE TO SHAREHOLDERS

The Company has a note payable due to its former President and current shareholder which accrues interest at 8.0%. Repayment shall be made when funds are available and the balances of principal and accrued interest are due June 30, 2009. The principal balance was $38,645 at February 28, 2009. Total interest due at February 28, 2009 was $8,116.

In addition, the Company also has a consulting agreement with its former President and current shareholder for $10,000 per month, which expired December 31, 2008. At February 28, 2009, the total amount due under this agreement was $239,000.

The Company has a loan agreement with its principal shareholder that is due upon demand. The principal balance was $19,958 at February 28, 2009 and is non-interest bearing.

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

During September 2008, 13,000,000 shares were issued for services under the Plan. The shares were valued at $325,000.

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

         The fourth critical policy relates to income recognition. The Company has structured its contracts for dematerializing financial instruments on behalf of third parties to provide for a deposit of 0.25% of the face value of the financial instruments being dematerialized to be paid at commencement of the contract, and the balance of 1.75% of the face value to be paid upon completion of the dematerialization of those financial instruments, and the whole of the income arising on each contract is recognized at the point of completion of dematerialization. Until the process is commercialized and ready for sale, portions of the process that have been completed are recorded as reimbursement of research and development expenses.

SELECT FINANCIAL INFORMATION

                                                     For the Three Months Ended
                                                    ---------------------------
                                                      02/28/09        02/29/08
                                                    (Unaudited)     (Unaudited)
                                                    -----------     -----------
Statement of Operations Data
Total revenue ..................................    $      --       $      --
Operating loss .................................    $  (220,208)    $  (222,566)
Net loss per share .............................    $     (0.00)    $     (0.00)

Balance Sheet Data
Total assets ...................................    $    64,677     $    26,216
Total liabilities ..............................    $   963,599     $   574,363
Stockholders' deficit ..........................    $  (898,922)    $  (548,147)


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

THREE-MONTH PERIOD ENDED FEBRUARY 28, 2009 COMPARED TO THREE-MONTH PERIOD ENDED FEBRUARY 29, 2008

REVENUES

         To date, we have not generated revenue from our dematerialization process.

EXPENSES

         During the three months ended February 28, 2009 our general and administrative expenses were $128,516. Included in this amount is $120,000 fair value of unpaid compensation and $8,516 of legal and accounting expenses.

         During the three months ended February 29, 2008, our general and administrative expenses were $179,032. Included in this amount is $100,000 of wages to our officers whom have waived payment and applied this amount to paid in capital, $30,000 of consulting and professional services and $49,032 of legal and accounting expenses.

         During the three months ended February 28, 2009 we incurred $762 of interest expense related to a note payable to a shareholder. During the three months ended February 29, 2008, we incurred $1,168 of interest expense related to a note payable to a shareholder and $35,720 of interest expense related to the convertible debenture.

NET LOSS

         As a result of the aforementioned, our net loss was $220,208 for the three months ended February 28, 2009 and $215,928 for the three months ended February 29, 2008. Our net loss was $ 1,179,848 for the nine month period ended February 28,2009 and $659,172 for the nine month period ended February 29, 2008.

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

         Management expects that revenues from our above mentioned contracts will provide sufficient funds to maintain operations, and satisfy our budgeted cash requirements through February 28, 2010.

         We currently have no employees and do not anticipate hiring in the near future. Mr. Robert Stevens, our Chief Executive Officer, and Chairman of the Board of Directors, Mr. Lindsay Smith, our Chief Financial Officer, and a Director, and, our principal shareholder Mr. Terence Ramsden, each work on a part-time basis.

LIQUIDITY AND CAPITAL RESOURCES

         Our working capital deficit was $888,922 at February 28, 2009, which includes liabilities due to related parties and entities of $305,719

         Our cash flows provided by operating activities were $268,536 for the nine months ended February 28, 2009. This is the primary results of our net loss of $1,179,848, offset by $750,000 non-cash compensation expenses and a $601,154 increase in unearned revenue. Our cash flows used by operating activities were $155,669 for the nine months ended February 29, 2008. This is the primary results of our net loss of $659,172 which included non-cash expenses of approximately $394,000, and increases in accounts payable and accrued expenses of $23,362 and amounts due to a related party of $90,000.

         During the nine months ended February 28, 2009 our cash flows used by financing activities was $160,411 as a result of our repayments on notes payable to shareholders.

         During the nine months ended February 29, 2008 our cash flows from financing activities were $155,715, resulting primarily from our borrowings from a principal shareholder.

         We currently have no material commitments at this time to fund development of our dematerialization process or to acquire any significant capital equipment.

         We are a company with a limited operating history and a history of net losses.

         We had a cash balance of $64,677 on February 28, 2009.

         If revenues from the sale of our dematerialization process do not provide sufficient funds to maintain operations, then we believe the raising of funds through borrowings from our shareholder or the sale of additional equity will be sufficient to satisfy our budgeted cash requirements through February 28, 2010. Additionally, we may attempt a private placement sale of our common stock. Further, our ability to pursue any business opportunity that requires us to make cash payments would also depend on the amount of funds that we can secure from these various sources.

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

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS    None.

ITEM 2.  UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDSNone.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES   None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         During the quarter ended February 28,2009, no matters were submitted to the Company's security holders.

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

                                  DEMATCO, INC.
                                  (Registrant)


Dated: April 20, 2009             /S/ ROBERT STEVENS
                                  --------------------------------------------
                                      Robert Stevens, President and Chief
                                      Executive Officer