Form 10-K
period 2009-05-31
DEMATCO INC
filed 2009-10-14
CIK 1250485

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒           ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2009

☐            TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 0-50333

DEMATCO, INC.
(FORMERLY ADVANCED MEDIA TRAINING, INC.)

(Name of small business issuer in its charter)

Delaware	95-4810658
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

17337 Ventura Boulevard, Suite 208, Encino, California	91316
(Address of principal executive offices)	(Zip Code)

(818) 759-1876

(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered: None

Name of each exchange on which registered: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.

Yes ☐ No ☒

Indicate by check mark if the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a "shell company" as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes ☐ No ☒

Based on closing price of the issuer's common stock on November 28, 2008 the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was approximately $1,808,950.

The Registrant has 193,103,524 shares of Common stock, par value $.001 per share, issued and outstanding as of September 4, 2009.

Documents incorporated by reference: None

CONTENTS

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

We were incorporated in Delaware on March 20, 2000, under the name "Web Star Training, Inc." On June 9, 2000, we changed our name to "Advanced Knowledge, Inc." Then, on May 14, 2003, we changed our name to "Advanced Media, Inc.," and on August 10, 2004, to better reflect our then core business, we changed our name to Advanced Media Training, Inc. On January 25, 2007, as a result of a change in our management and core business we changed our name to Dematco, Inc. (See Company History.)

(b)	DESCRIPTION OF BUSINESS

Our business consists of utilizing our highly specialized dematerialization process to convert physical securities into electronic form, thus facilitating the trading of such securities on selected financial markets throughout the world. At present, we are focused on the dematerialization of certain financial instruments and senior life settlement insurance policies and the structuring of such policies into pools of securities under various contracts with our customers. Our services are conducted through our wholly owned subsidiary Dematco Group Corp., a British Virgin Islands company which was incorporated during our last fiscal year. We intend to wind down our UK subsidiary, Dematco, Ltd., through which we previously conducted operations.

Our revenue model is based on charging our clients a percentage of the face value of the dematerialized financial instruments. By entering into several dematerialization agreements, we have begun the process of dematerialization of certain insurance policies which we intend to have pooled and then unitized and marketed to qualified investors through regulated entities in the USA and Europe. These contracts call for us to receive a percentage of the face amount of the policies on a gradual basis.

On July 27, 2006 we signed an Agreement with Admiral Asset Group Inc. ("AAG") of New York, to dematerialize certain senior life settlement policies to be structured by AAG, enabling them to be traded in electronic form. The Agreement has an initial term of three years and will cover successive tranches of these SLSPs as and when they are issued. It is anticipated that the first tranche will have a total face value of approximately one hundred million dollars.

During August and September 2008, we entered into additional contracts for the dematerialization of SLSPs in the aggregate face amount of $480,000,000 ($30,000,000 entered into in August and $450,000,000 in September) which management believes will generate ultimately approximately $9,600,000 in revenues based on the fees payable under the contracts. In addition, on September 30, 2008, we entered into a Unitisation Services Agreement to compile dematerialized securities with an original face amount of $100,000,000 into units. We expect this agreement to generate approximately $3,000,000 in aggregate fees.

We have structured our contracts for dematerializing financial instruments on behalf of third parties to provide for a deposit of 0.25% of the face value of the financial instruments being dematerialized to be paid at commencement of the contract, and the balance of 1.75% of the face value to be paid upon completion of the dematerialization of those financial instruments, and the whole of the income arising on each contract is recognized at the point of completion of dematerialization. In addition, under our unitization services agreement, we charge a fee of 3% of the face value of the underlying Securities payable upon completion of the process unitising the underlying Securities.

To date, we have received initial fees from these agreements in the aggregate amount of $60,000. Although we have estimated the expected revenues from each of these agreements based upon their terms, we have not yet begun pooling the life insurance policies to be dematerialized under these agreements and we can make no assurances that they will be completed or revenues thereunder realized.

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

Under DRS, investors receive transaction advices and periodic account statements. It provides for the electronic movement of securities between the Investor's account on the books of the transfer agent and the Investor's broker-dealer.

The State of Delaware has recently changed its statutes to permit book-entry only stock ownership. Companies incorporated in the state now have the option of eliminating certificates altogether by their participation in DRS.

Our process of dematerialization begins when we enter into a contract with a customer who either owns securities it wishes to have dematerialized, or, as in the case with our current contracts to dematerialize SLSPs, wishes to have a pool of SLSPs compiled for it to purchase dematerialized. For example, we may enter into an agreement with a customer who wishes to invest in a pool of SLSPs and have them securitized. The customer may specify that it is interested in SLSPs that meet certain criteria such as the age of the insured or the time since the origination of the policies. The customer may also indicate that it wishes the pool structured is a certain unique way or it may defer to us to devise an appropriate structure based upon its criteria. We arrange for the acquisition and composition of the pool and design it on behalf of the customer and offer the customer the expertise of our management in optimizing the structure to achieve the customers’ objectives.

The SLSPs in the pool are entered into electronic form and then the pool is securitized and sometimes unitized (combined into units of securities). The SLSPs are physically kept with depositories who are nominated by trustees. Once the SLSPs are converted into electronic form and assigned a CUSIP number, they are tradable through qualified brokers and other specialists.

At this point, we cannot estimate the extent to which we will structure pools of SLSPs based on our customers’ specifications versus our own design although we expect to provide increasingly customized products as our process develops over time. We believe that the expertise our management provides in structuring the pools and the innovative designs of the pools themselves will prove valuable to our customers and drive our revenues.

In addition to the dematerialization agreements noted above, on September 24, 2008, we entered into a Fee Sharing Agreement with Private Trading Systems Ltd. pursuant to which DeMatco is to introduce clients to Private Trading Systems whose dematerialized securities it will then list on its proprietary electronic trading system. The agreement further provides for us to share a portion of fees generated under our dematerialization agreements in the amount of 10% of all initiation fees and 20% of all completion fees. In addition, PTS is to share with DeMatco 20% of all fees and commissions it receives for listing securities on its electronic trading system from customers introduced by DeMatco.

We currently have no employees. Mr. Robert Stevens, our Chief Executive Officer and Chairman of the Board of Directors, Mr. Terence Ramsden, our principal shareholder, and Mr. Lindsay Smith, one of our Directors, each work on a part-time basis. During the 12 months ended May 31, 2008, Mr. Stevens, and Mr. Ramsden, contributed their services to the company with an aggregate estimated value of $400,000. In March of 2008, Mr. Stevens, and Mr. Ramsden, received shares of the Company's common stock valued at $800,000. During the 12 months ended May 31, 2009, Mr. Stevens contributed services to the company with an estimated value of $170,000 and in September 2008 received shares of the company’s common stock valued at $125,000 as compensation. During September and November 2008, we also issued 8,000,000 and 2,000,000 shares to consultants for services rendered having an aggregate value of $200,000 and $60,000, respectively.

COMPETITION

While there are a large number of organizations that perform dematerialization of paper certificates into electronic form, what management believes differentiates DeMatco from others is that we specialize in the restructuring and the fragmentation of blocks of assets and financial instruments into forms which can be dematerialized and put into electronic systems for trading. In particular, DeMatco has developed products and derivative instruments based on insurance assets that are believed to be unique at present and for which we have applied for a process patent.

We have now begun to dematerialize certain insurance policies which it is intended should be pooled and then unitized and marketed to qualified investors through regulated entities in the USA and Europe.

COMPANY HISTORY

On February 24, 2006, our authorized shares of common stock were increased from 25,000,000 to 200,000,000. On March 20, 2006, we closed a transaction with Dematco Ltd, a United Kingdom corporation ("Dematco Ltd."), in which DeMatco Inc. issued 6,464,000 of its common stock, for 8,080,000 shares of Dematco Ltd's equity in a 5 for 4 stock exchange. The 8,080,000 shares of Dematco Ltd's common stock equaled eight percent (8%) of its total issued and outstanding equity. Additionally, as part of the transaction DeMatco Inc. received an option to exchange 92,920,000 shares of its common stock for all the remaining issued and outstanding equity of Dematco Ltd. From our inception and until December 11, 2006, the date on which we exercised our option to purchase the remaining issued and outstanding stock of Dematco, Ltd., our sole business was the production and distribution of workforce training videos for use by both domestic and international corporations.

As a result of the above referenced transactions, Dematco, Ltd. became a wholly owned subsidiary of the Company and at the same time, elected a new slate of directors and appointed new corporate officers. Concurrent with the acquisition, our new management decided to change the Company's core business to that of its just acquired wholly owned subsidiary, Dematco, Ltd., (see DESCRIPTION OF BUSINESS page 3), and to as soon as feasible cease all activities related to the business of producing and distributing workforce training videos.

On April 4, 2007, in order to facilitate our exit from the corporate training video business and enable our management to devote our resources to the business of our recently acquired subsidiary, Dematco, Ltd., we entered into an Asset and Liability Assumption Agreement, effective as of December 11, 2006, whereby our other wholly owned subsidiary, Progressive Training, Inc. ("Progressive") acquired all of our assets and liabilities related to the production and distribution of workforce training videos. Additionally, on April 4, 2007, our Board of Directors approved and agreed to a debt conversion agreement among three parties, namely, (i) the Company as the parent corporation, (ii) Progressive, as our then wholly owned subsidiary, and (iii) Progressive's president, Buddy Young. Under the terms of the agreement, Mr. Young agreed to convert $80,000 of the $138,174 debt owed to him by us pursuant to a promissory note, in exchange for the transfer to Mr. Young of 1,000,000 shares of Progressive common stock from the 1,750,000 shares owned by us. Consequently, Mr. Young became Progressive's principal shareholder while the Company retained 750,000 shares of Progressive.

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

We currently utilize office space provided to us rent free by our former president. The space consisting of approximately 750 square feet is located at 17337 Ventura Boulevard, Suite 208, Encino, California 91316. Additionally, our subsidiary Dematco Limited utilizes office space at 271 St. Albans Road, Hemel Hemstead, England. We plan to maintain the office location in England, and believe it will be adequate for our operations through the end of our current fiscal year. We intend to move our US office from California to a location on the East Coast.

ITEM 3.	LEGAL PROCEEDINGS.

As of the date hereof, we are not a party to any material legal proceedings, and we are not aware of any such claims being contemplated against us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended May 31, 2009.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

On October 5, 2005 our common stock began trading on the over-the-counter Bulletin Board system (also known as OTCBB), under the stock symbol, (AMTN). In February 2007, concurrent with our name change from Advanced Media Training to Dematco, our stock symbol was changed to DMAT.

The following table sets forth the high and low bid price for our common stock as reported on the OTCBB:

	High	Low

Fiscal Year Ended May 31, 2009:
First quarter	$0.041	$0.011
Second quarter	$0.095	$0.01
Third quarter	$0.019	$0.003
Fourth quarter	$0.013	$0.003

	High	Low

Fiscal Year Ended May 31, 2008:
First quarter	$0.51	$0.10
Second quarter	$0.29	$0.04
Third quarter	$0.19	$0.02
Fourth quarter	$0.14	$0.01

As the foregoing are over-the-counter market quotations, they reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not represent actual transactions.

The OTCBB requires that the company's stock be registered with the Securities and Exchange Commission, that the company be current with its Securities and Exchange Commission filing requirements, and have at least one (1) market maker. There are no requirements as to stock price, bid and asked quotes, number of shareholders, the number of shares held by each shareholder, or the number of shares traded.

HOLDERS

As of September 4, 2009, we have 193,103,524 shares of common stock issued and outstanding held by 173 shareholders of record. We currently have no outstanding options or warrants for the purchase of our common stock.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

In February 2008, we adopted our 2008 Incentive Stock Plan.  To date, we have issued an aggregate of 50,250,000 shares of common stock to directors, officers and consultants under the plan but have not issued any options, warrants or other derivative securities although these are authorized under the plan.  No additional securities remain available for issuance under the plan as illustrated by the following table:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price Of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders:	—	—	-0-
Equity compensation plans not approved by security holders:	—	—	-0-
Total	—	—	-0-

For a description of our 2008 Incentive Stock Plan, please see Note 8 to the company’s financial statements contained elsewhere in this Annual Report on Form 10-K.

RECENT SALES OF UNREGISTERED SECURITIES

In September 2008, we issued 5,000,000 of our common stock to our Chief Executive Officer, Robert Stevens, in exchange for services valued at $125,000.

In September 2008, we also issued 8,000,000 shares of our common stock to Mr. Louis Shefsky, in exchange for consulting services valued at $200,000.

In November 2008, we issued 2,000,000 shares of our common stock to Performance Capital, in exchange for consulting services valued at $60,000.

All of the foregoing shares were issued in reliance upon Section 4(2) of the Securities Act of 1933, as amended, as they were not issued in connection with any public offering.

ITEM 6.  SELECTED FINANCIAL INFORMATION
	Year	Year	November 1, 2005
	Ended	Ended	(inception) to
	05/31/2009	05/31/2008	05/31/2009
Statement of Operations Data
Revenue	$-	$-	$-
General and administrative expenses	$974,864	$1,885,439	$3,182,126
Research and development	$430,498	$250,000	$930,498
Interest expense, related party	$3,407	$4,705	$10,736
Interest expense	$—	$1,301,999	$1,345,665
Net loss	$(1,456,811)	$(3,442,943)	$(5,517,867)

Net loss per share	$(0.01)	$(0.03)

Balance Sheet Data
Total assets	$219	$2,284
Total liabilities	$1,176,104	$475,331
Stockholders’ deficit	$(1,175,885)	$(473,047)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

You should read this section together with our financial statements and related notes thereto included elsewhere in this report. In addition to the historical information contained herein, this report contains forward-looking statements that are subject to risks and uncertainties. Forward-looking statements are not based on historical information but relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. Certain statements contained in this Form 10-K, including, without limitation, statements containing the words "believe," "anticipate," "estimate," "expect," "are of the opinion that" and words of similar import, constitute "forward-looking statements." You should not place any undue reliance on these forward-looking statements.

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

The second critical accounting policy relates to the issuance of debt with a beneficial conversion feature. The Company has valued the convertible note payable (imputing an interest rate of 20%) and the related beneficial conversion option to convert the principal balance into shares using the “Relative Fair Value” approach.  The fair value of the conversion option was determined using the Black Scholes model. The relative fair value of this conversion option represented approximately 83% of the total instrument, thus resulting in a large discount on the original debenture. The Company amortized the discount using the interest method through the date of conversion to common stock

The  third critical policy relates to shares issued for services. We value the shares issued based on the closing price of our stock on the date of grant.

The fourth critical policy relates to the inducement to convert debt. During 2008, we lowered the original conversion price of our convertible note payable to induce the holder to convert into common stock. The difference in shares issued from that originally to be issued was valued at the closing price of our stock on the date of conversion and recorded as additional interest expense.

RESULTS OF OPERATIONS

General

As stated earlier, on December 11, 2006, we completed the acquisition of Dematco, Ltd., and at the same time, elected a new slate of directors and appointed new corporate officers. Concurrent with the acquisition, our new management decided to change the Company’s business to that of its just acquired wholly-owned subsidiary, Dematco, Ltd., (see DESCRIPTION OF BUSINESS page 3), and to as soon as feasible cease all activities related to the business of producing and distributing workforce training videos. Effective March 1, 2007, we entered into an Asset and Liability Assumption Agreement with our then wholly-owned subsidiary Progressive Training, Inc., and as a result ceased all activities associated with our former business.

Since that date, and for the foreseeable future, all of our efforts will be focused on the further development and marketing of our dematerialization process.

Revenues

To date, we have not generated revenue from our dematerialization process.

Expenses

During the year ended May 31, 2009, our general and administrative expenses were $974,864.  Included in this amount is $385,000 for the value of stock issued for services, $125,000 of wages to our officers who have waived payment and applied this amount to paid in capital, $180,481 of consulting and professional services and $69,092 of legal and accounting expenses.  During this same period we incurred $430,498 of research and development, $3,407 of interest expense related to a note payable with a shareholder and a loss on investments of $47,242.

During the year ended May 31, 2008, our general and administrative expenses were $1,885,439.  Included in this amount is $1,410,000 for the value of stock issued for services, $150,000 of wages to our officers who have waived payment and applied this amount to paid in capital, $144,752 of consulting and professional services and $165,228 of legal and accounting expenses.  During this same period we incurred $250,000 of research and development expenses, $4,705 of interest expense related to a note payable with a shareholder and $1,301,999 of interest expense related to the convertible debenture (this includes approximately $1.2 million of interest expense related to the inducement to convert the debt through the lowering of the conversion price).

During the period November 1, 2005 (inception) to May 31, 2009, we incurred a total of $3,182,126 general and administrative expenses along with $930,498 of research and development expenses, $10,736 of interest expense with our shareholder and $1,345,665 interest expense on the convertible debenture.

Net Loss

As a result of the aforementioned, our net loss was $1,456,811 for the year ended May 31, 2009; $3,442,943 for the year ended May 31, 2008 and $5,517,867 for period November 1, 2005 (inception) to May 31, 2009.

Plan of Operation

On March 1, 2007 we ceased all activities associated with our former business of the production and distribution of workforce training videos, see “Company History” and through our wholly owned subsidiary Dematco Limited, focused all efforts on the further development and marketing of our dematerialization process.

We will continue to devote our resources to marketing and developing our dematerialization process.  At this time these efforts are focused on seeking to acquire contracts for the use of our dematerialization process, and to further expand its utilization within the financial industry. To date we have succeeded in securing contracts for the dematerialization of Life Settlement Policies with a face value of over $400,000,000. As a result of these contracts management anticipates that upon the fulfillment of our responsibilities pursuant to the terms of these agreements, the Company will generate over $8,000,000 in future revenue.  Management expects that revenues from the above referenced contracts will be sufficient to satisfy our budgeted cash requirements through May 31, 2010.

We currently have no employees. Mr. Robert Stevens, our Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors, and Mr. Terence Ramsden, our principal shareholder, each work on a part-time basis. During the twelve months ended May 31, 2009, Mr. Stevens, and Mr. Ramsden, received non-cash compensation (representing the estimated value of services contributed to the Company) of $365,000. During the twelve months ended May 31, 2009, these two individuals were paid or accrued a total of $315,498 for earnings not waived.

Liquidity and Capital Resources

Our working capital deficit was $1,175,885 at May 31, 2009.

Our cash provided by operating activities was $202,477 for the year ended May 31, 2009. This is primarily the result of our net loss of $1,456,811 offset by increases in accounts payable and accrued expenses of $115,047, unearned revenue in the amount of $671,129 and amounts due to a related party of $70,000.

Our cash used by operating activities was $176,992 for the year ended May 31, 2008. This is primarily the result of our net loss of $3,442,943 offset by increases in accounts payable and accrued expenses of $45,927 and amounts due to a related party of $110,000.

Our cash used by operating activities was $14,214 for the period November 1, 2005 (inception) to May 31, 2009.  This is primarily the result of our net loss of $5,517,867 offset by increases in accounts payable and accrued expenses of $197,051, unearned revenue in the amount of $671,129 and amounts due to a related party of $239,000.

During the year ended May 31, 2009 we used $45,732 to purchase securities for investment purposes. During the year ended May 31, 2008 we did not have or use any cash for investing activities.

Our cash used by financing activities was $158,810 for the year ended May 31, 2009. This is primarily the result of repayment of borrowings from shareholders in the amount of $178,411.

Our cash provided by financing activities was $177,423 for the year ended May 31, 2008. This is the result of borrowing from shareholders in the amount of $122,423 and net proceeds from the sale of common stock in the amount of $55,000.

Our cash provided by financing activities was $60,165 for the period of November 1, 2005 (inception) to May 31, 2009.

We currently have no material commitments at this time to fund development of our dematerialization process or to acquire any significant capital equipment

We are a company with a limited operating history and a history of net losses.

We had a cash balance of $219 on May 31, 2009.

If revenues from the sale of our dematerialization process do not provide sufficient funds to maintain operations, then we believe the raising of funds through borrowings from our principal shareholder or the sale of additional equity will be needed to satisfy our budgeted cash requirements through May 31, 2010. Further, our ability to pursue any business opportunity that requires us to make cash payments would also depend on the amount of funds that we can secure from these various sources.

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

On February 28, 2006, we issued a zero percent convertible debenture to Societe Bancaire Privee, S.A., (“Societe”), and received $500,000. The convertible debenture called for the principal sum to be paid on or before March 31, 2009 without interest. At any time prior to the maturity date and after March 31, 2006, Societe had the right and option to convert the principal balance of Five Hundred Thousand Dollars ($500,000) into Eight Hundred Thirty Three Thousand (833,000) shares of our common stock, par value $0.001 per share, restricted as to transfer (the “Shares”) based upon a conversion rate of One Thousand Six Hundred Sixty Six (1,666) shares for every One Thousand Dollars ($1,000) of the Principal Amount.

In March 2008, the Company reduced the conversion price of the convertible note payable to $0.02 and Societe converted the $500,000 note payable in exchange for 25,000,000 shares of the Company’s common stock. The Company has recorded an expense of $1,208,333 for the value of the inducement.

ITEM 8.	FINANCIAL STATEMENTS.

Index to Consolidated Financial Statements

Pages

Independent Registered Accounting Firm Report	14

Financial Statements:

Consolidated Balance Sheets as of May 31, 2009 and 2008	15

Consolidated Statements of Operations for the Years Ended May 31, 2009
and 2008 and for the period November 1, 2005 (inception) to May 31, 2009	16

Consolidated Statements of Stockholders' Deficit
for the period November 1, 2005 (inception) to May 31, 2009	17

Consolidated Statements of Cash Flows for the Years Ended May 31, 2009
and 2008 and for the period November 1, 2005 (inception) to May 31, 2009	18

Notes to Consolidated Financial Statements	19-25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dematco, Inc.

I have audited the accompanying consolidated balance sheet of Dematco, Inc. and subsidiary (the “Company”) as of May 31, 2009 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dematco, Inc. and subsidiary as of May 31, 2009 and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company’s present financial condition raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to this matter are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Michael T. Studer CPA P.C. Michael T. Studer CPA P.C.

Freeport, New York
October 12, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF DEMATCO, INC.:

We have audited the accompanying consolidated balance sheet of Dematco, Inc. (formerly Advanced Media Training, Inc.; the "Company") as of May 31, 2008, and the related statements of operations, shareholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company determined that it was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2008, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the notes to the financial statements, the Company has incurred losses since inception of approximately $4,061,000, has negative working capital of approximately $473,000, and has failed to generate any revenues. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans concerning these matters are also described in the notes to the consolidated financial statements.  The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ Farber Hass Hurley LLP
September 11, 2008

Camarillo, California

DEMATCO, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	May 31,	May 31,
	2009	2008

ASSETS

Current Assets
Cash	$219	$2,284

Total Current Assets	219	2,284

Total Assets	$219	$2,284

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$196,876	$81,829
Unearned revenue	671,129	—
Due to related parties	288,498	393,502
Note payable	19,601	—
Total Current Liabilities	1,176,104	475,331

Stockholders' Deficit

Common Stock, authorized 200,000,000 shares, par value $0.001, issued and outstanding; 193,103,524 and 178,103,524 shares, respectively	193,103	178,103

Additional Paid-in Capital	4,145,900	3,410,900

Deficit accumulated during the development stage	(5,517,867)	(4,061,056)

Cumulative translation adjustment	2,979	(994)

Total Stockholders' Deficit	(1,175,885)	(473,047)

Total Liabilities and Stockholders' Deficit	$219	$2,284

The accompanying notes are an integral part of these statements

DEMATCO, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MAY 31, 2009 AND 2008,
AND FOR THE PERIOD NOVEMBER 1, 2005 (INCEPTION) TO MAY 31, 2009

	YEAR ENDED MAY 31,	YEAR ENDED MAY 31,	NOVEMBER 1, 2005 (INCEPTION) TO MAY 31
	2009	2008	2009
OPERATING EXPENSES:
General and administrative, including stock-based compensation of $385,000, $1,410,000 and $1,795,000, respectively	$974,864	$1,885,439	$3,182,126
Research and development	430,498	250,000	930,498
Interest expense, related party	3,407	4,705	10,736
Interest expense	—	1,301,999	1,345,665
Loss on investment	47,242	—	47,242

TOTAL EXPENSES	1,456,011	3,442,143	5,516,267

NET LOSS BEFORE INCOME TAXES	(1,456,011)	(3,442,143)	(5,516,267)

Income tax	800	800	1,600

NET LOSS	$(1,456,811)	$(3,442,943)	$(5,517,867)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING	188,177,497	129,442,458

The accompanying notes are an integral part of these statements

DEMATCO, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the Period November 1, 2005 (Inception) to May 31, 2009

					DEFICIT
					ACCUMULATED
					DURING	TOTAL
	COMMON STOCK		PAID-IN	CURRENCY	DEVELOPMENT	EQUITY
	SHARES	AMOUNT	CAPITAL	TRANSLATION	STAGE	(DEFICIT)
Common Shares issued to Founders for intangibles at $0.00573 per share	101,000,000	$1,762,450	$(1,762,450)	$—	$—	$—

Currency Translation	—	—	—	(17)	—	(17)

Net Loss	—	—	—	—	(1,412)	(1,412)
Net Comprehensive Loss						(1,429)

BALANCE, DECEMBER 31, 2005	101,000,000	$1,762,450	$(1,762,450)	$(17)	$(1,412)	$(1,429)

Recapitalization	15,753,524	(1,645,697)	1,379,096	—	—	(266,601)

Shares of subsidiary cancelled in exchange for debt payment	—	—	80,000	—	—	80,000

Contribution of services	—	—	401,271	—	—	401,271

Currency Translation	—	—	—	3	—	3

Net Loss	—	—	—	—	(616,701)	(616,701)
Net Comprehensive Loss						(616,688)

BALANCE, MAY 31, 2007	116,753,524	$116,753	$97,917	$(14)	$(618,113)	$(403,457)

Common stock issued for cash	1,100,000	1,100	53,900	—	—	55,000

Common stock issued for services	35,250,000	35,250	1,374,750	—	—	1,410,000

Common stock issued for debt	25,000,000	25,000	1,454,244	—	—	1,479,244

Related party debt forgiveness	—	—	30,089	—	—	30,089

Contribution of services	—	—	400,000	—	—	400,000

Currency Translation	—	—	—	(980)	—	(980)

Net Loss	—	—	—	—	(3,442,943)	(3,442,943)
Net Comprehensive Loss						(3,443,923)

BALANCE, MAY 31, 2008	178,103,524	$178,103	$3,410,900	$(994)	$(4,061,056)	$(473,047)

Common stock issued for services	15,000,000	15,000	370,000	—	—	385,000

Contribution of services	—	—	365,000	—	—	365,000

Currency Translation	—	—	—	3,973	—	3,973

Net Loss	—	—	—	—	(1,456,811)	(1,456,811)
Net Comprehensive Loss						(1,452,838)

BALANCE, MAY 31, 2009	193,103,524	$193,103	$4,145,900	$2,979	$(5,517,867)	$(1,175,885)

The accompanying notes are an integral part of these statements

DEMATCO, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
			November 1,
			2005
	Year	Year	(Inception)
	Ended	Ended	to
	May 31,	May 31,	May 31,
	2009	2008	2009
Operating Activities
Net Loss	$(1,456,811)	$(3,442,943)	$(5,517,867)
Adjustments to Reconcile Net (Loss) Currency translation adjustment	3,973	(980)	2,979
Stock issued for services	385,000	1,410,000	1,795,000
Interest expense	—	1,208,333	1,208,333
Contributed services	365,000	400,000	1,166,271
Amortization of debt discount	—	93,666	137,331
Loss on investment in securities	45,732	—	45,732
Changes in Operating Assets and Liabilities
Accounts payable and accrued expenses	115,047	45,927	197,051
Due to related party, under consulting agreement	70,000	110,000	239,000
Unearned revenue	671,129	—	671,129
Due to related entity	—	(5,700)	30,090
Accrued interest due to related party	3,407	4,705	10,737
Net Cash Provided (Used) by Operating Activities	202,477	(176,992)	(14,214)

Investing Activities
Purchase of securities	(45,732)	—	(45,732)
Net Cash Used by Investing Activities	(45,732)	—	(45,732)

Financing Activities
Net repayments on line of credit	—	—	(19,094)
Net proceeds from (repayments of) loans from related parties	(178,411)	122,423	(18,043)
Net proceeds from (repayments of) note payable	19,601	—	19,601
Net proceeds from common stock	—	55,000	55,000
Cash proceeds from Progressive	—	—	22,701

Net Cash Provided (Used)by Financing Activities	(158,810)	177,423	60,165

Net Increase (Decrease) in Cash	(2,065)	431	219

Cash, Beginning of Period	2,284	1,853	—

Cash, End of Period	$219	$2,284	$219

Supplemental Information:
Interest Paid	$—	$—	$—
Income Taxes Paid	$—	$—	$—

Schedule of Non-Cash Activities:
Related party debt forgiveness	$—	$30,090	$30,090

The accompanying notes are an integral part of these statements

DEMATCO, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2009

NOTE 1.  GENERAL ORGANIZATION AND BUSINESS

Dematco, Inc. (formerly Advanced Media Training, Inc.; the "Company") is engaged in the business of dematerializing or converting financial instruments from paper form to electronic form so as to enable such instruments to be traded electronically on exchanges or exchange platforms on a peer to peer basis.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Dematco, Inc. and its wholly-owned subsidiaries, Dematco, Ltd., which is a United Kingdom registered private company based in London and Dematco Group Corp., which is a British Virgin Islands corporation incorporated on November 5, 2008.

All material inter-company accounts and transactions have been eliminated.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company plans to improve its financial condition by fulfilling its responsibilities under Dematerialization Services Agreements as described in Note 4.   However, there is no assurance that the Company will accomplish this objective.

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

REVENUE RECOGNITION

The Company recognizes revenue under the Dematerialization Services Agreements described in Note 4 in the period in which the Dematerialization Life Settlement Policies are delivered to and accepted by the respective clients.

STOCK BASED COMPENSATION

Stock-based compensation is accounted for in accordance with SFAS No. 123(r).  The cost of stock-based awards are measured at grant date based on the estimated fair value of the award and expensed at grant date or over any requisite service period.

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

NET LOSS PER SHARE

Basic and diluted net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding during the applicable fiscal periods. At May 31, 2009, the Company had no potentially dilutive shares outstanding. Potentially dilutive shares are excluded from the diluted computation in loss periods, as their effect would be anti-dilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued expenses, and notes payable.  Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” the Company is required to estimate the fair value of all financial instruments at the balance sheet date.  The Company considers the carrying values of its financial instruments in the financial statements to approximate their fair values due to the short term nature of the instruments.

RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”.  Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with SFAS No. 157, “Fair Value Measurements”. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FSP for its year ended May 31, 2009. There was no impact on the Company’s financial statements.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FSP for its year ended May 31, 2009. There was no impact on the Company’s financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. There were no required disclosures for the Company to include in its year ended May 31, 2009.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, which became effective for fiscal years beginning after December 15, 2008 via prospective application to business combinations. This Statement requires that the acquisition method of accounting be applied to a broader set of business combinations, amends the definition of a business combination, provides a definition of a business, requires an acquirer to recognize an acquired business at its fair value at the acquisition date and requires the assets and liabilities assumed in a business combination to be measured and recognized at their fair values as of the acquisition date (with limited exceptions). The Company will adopt this Statement on June 1, 2009. The effects on future periods will depend on the nature and significance of business combinations subject to this statement.

In April 2009, the FASB issued FSP SFAS No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”. This FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”. Further, the FASB removed the subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS No. 141(R). The requirements of this FSP carry forward without significant revision the guidance on contingencies of SFAS No. 141, “Business Combinations”, which was superseded by SFAS No. 141(R) (see previous paragraph). The FSP also eliminates the requirement to disclose an estimate of the range of possible outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB requires that entities include only the disclosures required by SFAS No. 5. The Company will adopt this FSP on June 1, 2009.  The effects on future periods will depend on the nature and significance of business combinations subject to this statement.

Effective June 1, 2009, the Company will adopt FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statement- an Amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  SFAS 160 requires retrospective adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of SFAS 160 will be applied prospectively.  The adoption of SFAS 160 is not expected to have a material impact on the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements.  The statement established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009.  The adoption of SFAS No. 165 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168,“The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”).  SFAS 168 will become the single source authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accounts, EITF, and related accounting literature.  SFAS 168 reorganized the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant SEC guidance organized using the same topical structure in separate sections.  SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  The Company does not expect the adoption of the Codification to have an impact on its financial position or results of operations.

NOTE 3.  INVESTMENT IN SECURITIES

On August 11, 2008, the Company purchased 1,600,000 shares of Private Trading Systems, PLC,(“PTS”), for ₤24,000, or $45,732. The Company’s Chief Executive Officer, and its principal shareholder were also shareholders of PTS. Additionally, the Company’s then Chief Financial Officer was an officer of PTS. On November 30, 2008, the investment in PTS was determined to have had an other-than-temporary decline in value and was written down to $-0-.

NOTE 4.  UNEARNED REVENUE

During the year ended May 31, 2009, the Company entered into contracts for the dematerialization of Life Settlement Policies and received a total of $688,459 in deposits from the respective clients.  Of this amount, $17,330 has been applied to the reimbursement of research and development expenses.  As of May 31, 2009, the Company has not brought the dematerialization process to a commercial stage of operation.

The Dematerialization Services Agreements provide for the Company to convert Life Settlements Policies to be purchased by clients into electronic form facilitating the trading of such securities and have terms of up to three years.  As compensation, the Company is to receive fees at a rate of two percent of the face value of the securities to be dematerialized, 0.25% upon commencement and 1.75% upon completion of the process to dematerialize the securities.

On September 24, 2008, the Company entered into a Fee Sharing Agreement with Private Trading System PLC (“PTS”) whereby the Company agreed to introduce its clients to PTC as the provider of an electronic platform for trading Senior Life Settlement Policies (“SLSP’s”) in real time.  The agreement has a term of five years and provides for the Company to pay PTS 10% of the initial fee from clients and 20% of the completion fee from clients and for PTS to pay the Company 20% of the PTS fees and commissions received from such clients.  The Company’s chief executive officer and then chief financial officer were also then directors of PTS.

NOTE 5. DUE TO RELATED PARTIES

Due to related parties consist of:

	Year Ended May 31,
	2009	2008

Amounts due to former chief executive officer:
Note payable, 8% interest rate, due June 30, 2009	$38,645	$58,645
Accrued interest on note payable	8,896	5,489
Payable under consulting agreement which provided for monthly fees of $10,000 through December 31, 2008	239,000	169,000

Loan payable to owner of approximately 30% of the Company’s issued and outstanding common stock at May 31, 2009, 0% interest rate, due upon demand	1,957	160,368

Total	$288,498	$393,502

NOTE 6. NOTE PAYABLE

The $19,601 note payable at May 31, 2009 is due to Denvel Limited, bears interest at 0% and is due upon demand.

NOTE 7. CONVERTIBLE NOTE PAYABLE

The Company issued a zero percent convertible debenture to Societe Bancaire Privee, S.A., (“Societe”), and received $500,000 on February 28, 2006. At that time, Societe was related to Dematco through a business venture. The convertible debenture called for the principal sum to be paid on or before March 31, 2009 without interest.  At any time prior to the maturity date and after March 31, 2006, Societe had the right and option to convert the principal balance of $500,000 into 833,000 shares of the Company’s common stock, in whole or part.

In March 2008, the Company reduced the conversion price of the convertible note payable to $0.02 and Societe converted the $500,000 note payable into 25,000,000 shares of the Company’s common stock. The Company recorded an expense of $1,208,333 for the value of the inducement which has been included in interest expense in the consolidated statement of operations for the year ended May 31, 2008.

NOTE 8.  STOCKHOLDERS' EQUITY

INCENTIVE STOCK PLAN

During February 2008, the Company executed the The Dematco, Inc. 2008 Incentive Stock Plan, (the “Plan”).  The Plan is designed to retain directors, executives and selected employees and consultants and reward them for making major contributions to the success of the Company.  These objectives are accomplished by making long-term incentive awards under the Plan thereby providing participants with a proprietary interest in the growth and performance of the Company. The Plan shall be administered by the Company’s Board of Directors. The persons who shall be eligible to receive grants shall be directors, officers, employees or consultants to the Company. Subject to adjustment as provided in the Plan, the total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the Plan shall not exceed fifty million (50,000,000). The Company shall reserve and keep available at all times during the term of the Plan such number of shares as shall be sufficient to satisfy the requirements of the Plan. In March 2008, a total of 35,250,000 shares valued at $1,410,000 were issued for services under the Plan. In September and November 2008, a total of 15,000,000 shares valued at $385,000 were issued for services under the Plan.

COMMON STOCK

During January 2008, the Company received $55,000 and issued 1,100,000 shares of its common stock at $0.05 per share to one private party.

During March 2008, the Company issued a total of 35,250,000 shares of its common stock under the Plan to three directors, the principal shareholder of the Company, the former President of the Company, an attorney and a consultant for services rendered.

During March 2008, the Company issued a total of 25,000,000 shares of its common stock at $0.02 per share for the conversion of debt (see Note 7.).

During September 2008, the Company issued a total of 13,000,000 shares of its common stock, (5,000,000 shares to the Company’s chief executive officer, 8,000,000 shares to a consultant) for services rendered.

During November 2008, the Company issued 2,000,000 shares of its common stock to a consultant for services rendered.

NOTE 9.  PROVISION FOR INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  The total deferred tax asset is $649,220, as of May 31, 2009, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $2,951,000.  The deferred tax asset has been completely offset by a valuation allowance.  The valuation allowance increased by approximately $155,000 during the year ended May 31, 2009.

Below is a chart showing the estimated federal net operating losses and the year in which they will expire.

YEAR	AMOUNT	EXPIRATION
2009	$705,000	2029
2008	2,030,000	2028
2007	216,000	2027
Total	$2,951,000

NOTE 10. RELATED PARTY TRANSACTIONS

At May 31, 2009, accounts payable and accrued expenses include $23,402 of compensation payable to the Company’s executive officer and $45,606 compensation payable to the Company’s former chief financial officer.

For the years ended May 31, 2009 and 2008, general and administrative expenses and research and development expenses include compensation involving related parties as follows:
	Year Ended May 31,
	2009	2008

General and administrative:
Chief executive officer:
Paid and accrued	$80,000	$-
Contributed services	170,000	150,000
Common stock issued for services	125,000	300,000
Former chief financial officer:
Paid and accrued	60,000	-
Contributed services	-	-
Common stock issued for services	-	120,000

Secretary and director:
Common stock issued for services	-	160,000

Owner of approximately 30% of the Company’s issued and outstanding common stock at May 31, 2009:
Common stock issued for services	-	500,000

Total general and administrative	435,000	1,230,000

Research and development:
Owner of approximately 30% of the Company’s issued and outstanding common stock at May 31, 2009:
Paid and accrued	235,498	-
Contributed services	195,000	250,000
Common stock issued for services	-	-

Total research and development	430,498	250,000

Total	$865,498	$1,480,000

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Mr. Robert Stevens, our Chief Executive Officer and principal accounting and financial officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this annual report on Form 10-K (the "Evaluation Date"). Based on that evaluation, Mr. Stevens has concluded that, as of the Evaluation Date, our disclosure controls and procedures are still not effective in ensuring that (i) information required to be disclosed by the company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) information required to be disclosed by the company in the reports that we file or submit under the Exchange Act is accumulated and communicated to the company's management, including our principal executive and financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended May 31, 2009 accurately present our financial condition, results of operations and cash flows in all material respects.

Our Board of Directors has determined that it is in the best interests of the company and its shareholders to address the lack of formal internal controls and procedures and to implement changes to our internal control over information and financial reporting. We are exploring ways to improve our accounting procedures to ensure accuracy. We are also working to improve our internal control through increased segregation of critical duties among the members of our general and administrative staff and improved oversight of the financial accounting and reporting process by our principal accounting officer. With regard to the latter, we are also considering the need to engage additional accounting personnel.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Management recognizes that there are inherent limitations on the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of Mr. Robert Stevens, our Chief Executive Officer and principal accounting and financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of the Evaluation Date, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the Evaluation Date.

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

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist us with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) prepare and implement sufficient written policies and checklists for financial reporting and closing processes and (4) may consider appointing an audit committee comprised of both management and outside board members in the future.

Management, including our Chief Executive Officer and principal accounting and financial officer, has discussed the material weakness noted above with our independent registered public accounting firm.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 240.13a-15 or Rule 240.15d-15 of the Securities Exchange Act of 1934, as amended, that occurred during the last fiscal quarter of the year ended May 31, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. Because the company was cash constrained, and could not hire staff to take segregated duties. The company is now considering what if Any extra staff will resolve this and ensure better internal control.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS AND PROCEDURES

Our management does not expect that our controls and procedures will prevent all potential errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth the current officers and directors of Advanced Media Training:

NAME	AGE	POSITION

Robert Stevens	42	President, Chief Executive Officer, Chairman
Lindsay Smith	58	Director

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

LINDSAY M. SMITH - DIRECTOR; Mr. Smith was appointed a Director of our company in December 2006. Additionally, since May 2005, he has served as Chief Executive Officer of Private Trading Systems plc ("PTS") and also serves on the board of directors of PTS. Mr. Smith is a U.K. qualified Chartered Accountant. From July 2004 to March 2005, he served as a director of Caplay plc, a U.K. publicly quoted company. Prior to that, Mr. Smith had been a director of a number of venture capital start up and recovery companies, having previously spent 11 years with a U.K. Merchant Bank both in the U.K. and the United States.

In addition to the foregoing, Mr. Joseph S. Lefrak served as Secretary and a director of DeMatco until his death in August 2009.

ITEM 11. EXECUTIVE COMPENSATION.

	ANNUAL COMPENSATION				LONG-TERM COMPENSATION
						Securities
Name and				Other Annual	Restricted	Underlying	LTIP	All Other
Principal Position	Year	Salary	Bonus	Compensation	Stock Awards	Option	Payouts	Comp.
Robert Stevens, (1)
President and CEO,	2007	-0-	-0-	$-0-	-0-	-0-	-0-	-0-
	2008	-0-	-0-	-0-	300,000	-0-	-0-	-0-
	2009	-0-	-0-	80,000	125,000	-0-	-0-	-0-

Lindsay Smith, (2)
Director	2007	-0-	-0-	$-0-	-0-	-0-	-0-	-0-
	2008	-0-	-0-	-0-	120,000	-0-	-0-	-0-
	2009	-0-	-0-	60,000	-0-	-0-	-0-	-0-

Joseph Lefrak, (3)
Secretary & Director	2007	-0-	-0-	$-0-	-0-	-0-	-0-	-0-
	2008	-0-	-0-	-0-	160,000	-0-	-0-	-0-
	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-

During the twelve months ended May 31, 2009, Mr.  Stevens devoted time to developing the business of our company. A total of $ 375,000 has been recorded as compensation  expense for the twelve months ended May 31, 2009, including $170,000 representing the estimated value of services contributed to the company.

(1)
During March 2008, pursuant to Dematco, Inc.'s 2008 Incentive Stock PlanMr.  Stevens  was issued  7,500,000 shares of our common stock valued at $300,000. During September 2008, he also received 5,000,000 shares of common stock valued at $125,000.

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

OPTION/SAR GRANTS

Except as set forth above under EXECUTIVE COMPENSATION, we have not granted any options or stock appreciation rights to any of our executive officers or employees.

AGGREGATED OPTION/SAR EXERCISES

None.

COMPENSATION OF DIRECTORS

Other than the as described above, our directors have not and do not receive any compensation for serving on the board or for attending any meetings.  Directors who are also officers of the company receive no additional consideration for their service as directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The  following  table sets forth  information  as of May 31, 2009, regarding  beneficial  ownership  of the Common Stock of the Company by (i) each person  known by the Company to be the  beneficial  owner of more than 5% of the outstanding  shares of the  Company's  Common  Stock,  (ii) each director of the Company,  (iii) the Chief Executive Officer and other executive  officers of the Company and (iv) the Company's executive officers and directors as a group.

			PERCENTAGE
TITLE OF CLASS	NAME AND ADDRESS	NUMBER OF SHARES	OWNERSHIP
Common stock	Terence Ramsden	59,626,000	30.87%
	1 Mark Road
	Hemel Hempstead
	Herts HP 2 7BN, England

Common stock	Robert Stevens (1)	40,030,000	20.73%
	1 Mark Road
	Hemel Hempstead
	Herts HP 2 7BN, England

Common stock	Lindsay Smith (2)	3,000,000	1.55%
	1 Mark Road
	Hemel Hempstead
	Herts HP 2 7BN, England

All officers and directors as a group (3 persons)		43,030,000	22..28%

(1)	President, CEO and Chairman
(2)	Director

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Robert Stevens, our Chief Executive Officer and Chairman of the Board of Directors, and Mr. Terence Ramsden, our principal shareholder, each work on a part-time basis. During the twelve months ended May 31, 2009 and 2008, Mr. Stevens, and Mr. Ramsden, contributed their services to the Company which has been valued at $365,000 and $400,000, respectively. Additionally, in March of 2008 pursuant to our 2008 Stock Incentive Plan, Mr. Stevens, received 7,500,000 shares of our common stock valued at $300,000, Mr. Lindsay Smith, a Director, received 3,000,000 shares of our common stock valued at $120,000, Mr. Joseph Lefrak, a Director, received 4,000,000 shares of our common stock valued at $160,000 and Mr. Ramsden, received 12,500,000 shares of our common stock valued at $500,000.

Mr. Lindsay Smith, our director, is also the Chief Executive Officer of Private Trading Systems PLC (“PTS”). On September 24, 2008, we entered into a Fee Sharing Agreement with PTS. Under the agreement, PTS is to provide an electronic platform for real time trading of Senior Life Settlement Policies for which we pay over to PTS a portion of our fees received from customers based on the face value of the policies (10% of the initial fee and 20% of the completion fee). Also, under the agreement, we introduce clients for listing on PTS’s trading system for which PTS pays us 20% of its fees received from customers which are also based on the face value of the policies.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for professional services rendered by our principal accountants  for the audit of our  financial  statements  and for the reviews of the financial statements included in our annual report on Form 10-K and quarterly reports on Form 10-QSB, respectively, and for other services normally provided in connection with statutory filings were approximately $40,000, and $65,000, respectively, for the years ended May 31, 2009 and 2008.

TAX FEES

The aggregate fees billed by our auditors for tax compliance matters were approximately $0 and $0, respectively, for the years ended May 31, 2009 and 2008.

ALL OTHER FEES

We did not incur any fees for other professional services rendered by our independent auditors for the years ended May 31, 2009 or 2008.

ITEM 15. EXHIBITS

The following  documents are included or  incorporated  by reference as exhibits to this report:

31.1    Certification  of CEO and Principal Financial and Accounting Officer Pursuant to  Securities  Exchange Act Rules 13a-14 and 15d-14.

32.1    Certification  Pursuant  to 18 U.S.C.  Section  1350.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused  this  report to be signed on its behalf by the  undersigned, thereunto duly authorized.

Date: October 14, 2009	DEMATCO, INC.

	By:	/S/ ROBERT STEVENS
Robert Stevens
President, Chief Executive Officer and Chief
Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following  persons on behalf of the  registrant and in the capacities and on the date indicated.

Date: October 14, 2009	/S/ ROBERT STEVENS
Robert Stevens
President, Chief Executive Officer, Chief
Financial Officer and Director (Principal
Executive, Financial and Accounting Officer)

Date: October 14, 2009	/S/ LINDSAY SMITH
Lindsay Smith
Director