Form 10-Q
period 2009-08-31
DEMATCO INC
filed 2009-10-20
CIK 1250485

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2009

☐	Transition Report under Section 13 or 15(d) of the Exchange Act for the Transition Period from ________ to ___________

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

Indicate by check mark whether the registrant (1) filed all reports  required to be filed by Section  13 or 15(d) of the  Exchange  Act  during  the past 12 months  (or such shorter period that the  registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.

Yes ☐   No ☐

Indicate by check mark whether the registrant is a large  accelerated filer, an accelerated  filer, a  non-accelerated  filer, or a smaller  reporting company.  See the definitions of "large accelerated filer,"  "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the issuer is a "shell company" as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes ☐ No ☒

The Registrant had 193,103,524 shares of common stock, par value $.001 per share, issued and outstanding as of September 4, 2009.

INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
 DEMATCO, INC. AND SUBSIDIARIES
 (A Development Stage Company)

 CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	August 31,	May 31,
	2009	2009
	(Unaudited)
Current Assets:
Cash	20,717	$219

Total Current Assets	20,717	219

Total Assets	$20,717	$219

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$347,098	$196,876
Unearned revenue	671,129	671,129
Due to related parties	314,621	288,498
Notes payable	49,701	19,601

Total Current Liabilities	1,382,549	1,176,104

Stockholders' Deficit:

Common Stock, authorized 200,000,000 shares, par value $0.001,
issued and outstanding; 193,103,524 shares	193,103	193,103

Additional Paid-in Capital	4,145,900	4,145,900

Deficit accumulated during the development stage	(5,703,622)	(5,517,867)

Cumulative translation adjustment	2,787	2,979

Total Stockholders' Deficit	(1,361,832)	(1,175,885)

Total Liabilities and Stockholders' Deficit	$20,717	$219

The accompanying notes are an integral part of these statements.

 DEMATCO, INC. AND SUBSIDIARIES
 (A Development Stage Company)

 CONDEDSED CONSOLIDATED STATEMENTS OF OPERATIONS
 FOR THE THREE MONTHS ENDED AUGUST 31, 2009 AND 2008,
 AND FOR THE PERIOD NOVEMBER 1, 2005 (INCEPTION) TO AUGUST 31, 2009
 (UNAUDITED)

			November 1,
			2005
			(Inception) to
	Three Months Ended August 31,		August 31,
	2009	2008	2009

Operating Expenses:
General and administrative	$122,476	$149,699	$3,304,602
Research and development	62,500	175,000	992,998
Interest expense, related party	779	1,348	11,515
Interest expense	-	-	1,345,665
Loss on investment	-	-	47,242

Total Expenses	185,755	326,047	5,702,022

Net Loss Before Income Taxes	(185,755)	(326,047)	(5,702,022)

Income tax	-	-	1,600

Net Loss	$(185,755)	$(326,047)	$(5,703,622)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	193,103,524	178,103,524

The accompanying notes are an integral part of these statements.

 DEMATCO, INC. AND SUBSIDIARIES
 (A Development Stage Company)

 CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
 FROM NOVEMBER 1, 2005 (INCEPTION) TO AUGUST 31, 2009
 (UNAUDITED)

					Deficit
					Accumulated
					During	Total
	Common Stock			Currency	Development	Equity
	Shares	Amount	Paid-in Capital	Translation	Stage	(Deficit)
Common Shares issued to Founders
for intangibles at $0.00573 per share	101,000,000	$1,762,450	$(1,762,450)	$-	$-	$-

Currency Translation	-	-	-	(17)	-	(17)

Net Loss	-	-	-	-	(1,412)	(1,412)
Net Comprehensive Loss	-	-	-	-	-	(1,429)

Balance, December 31, 2005	101,000,000	$1,762,450	$(1,762,450)	$(17)	$(1,412)	$(1,429)

Recapitalization	15,753,524	(1,645,697)	1,379,096	-	-	(266,601)

Shares of subsidiary cancelled
in exchange for debt payment	-	-	80,000	-	-	80,000

Contribution of services	-	-	401,271	-	-	401,271

Currency Translation	-	-	-	3	-	3

Net loss	-	-	-	-	(616,701)	(616,701)
Net Comprehensive Loss	-	-	-	-	-	(616,698)

Balance, May 31, 2007	116,753,524	$116,753	$97,917	$(14)	$(618,113)	$(403,457)

Common stock issued for cash	1,100,000	1,100	53,900	-	-	55,000

Common stock issued for services	35,220,000	35,250	1,374,750	-	-	1,410,000

Common stock issued for debt	25,000,000	25,000	1,454,244	-	-	1,479,244

Related party debt forgiveness	-	-	30,089	-	-	30,089

Contribution of services	-	-	400,000	-	-	400,000

Currency Translation	-	-	-	(980)	-	(980)

Net loss	-	-	-	-	(3,442,943)	(3,442,943)
Net Comprehensive Loss	-	-	-	-	-	(3,443,923)

Balance, May 31, 2008	178,073,524	$178,103	$3,410,900	$(994)	$(4,061,056)	$(473,047)

Common stock issued for services	15,000,000	15,000	370,000	-	-	385,000

Contribution of services	-	-	365,000	-	-	365,000

Currency Translation	-	-	-	3,973	-	3,973

Net loss	-	-	-	-	(1,456,811)	(1,456,811)
Net Comprehensive Loss	-	-	-	-	-	(1,452,838)

Balance, May 31, 2009	193,073,524	$193,103	$4,145,900	$2,979	$(5,517,867)	$(1,175,885)

Contribution of services	-	-	-	-	-	-

Currency Translation	-	-	-	(192)	-	(192)

Net loss	-	-	-	-	(185,755)	(185,755)
Net Comprehensive Loss	-	-	-	-	-	(185,947)

Balance, August 31, 2009	193,073,524	$193,103	$4,145,900	$2,787	$(5,703,622)	$(1,361,832)

The accompanying notes are an integral part of these statements.

 DEMATCO, INC. AND SUBSIDIARIES
 (A Development Stage Company)

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

			November 1,
			2005
			(Inception) to
	Three Months Ended August 31,		August 31,
	2009	2008	2009
Operating Activities:
Net loss	$(185,755)	$(326,047)	$(5,703,622)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Currency transalation adjustment	(192)	3,973	2,787
Stock issued for services	-	-	1,795,000
Interest expense	-	-	1,208,333
Contributed services	-	115,000	1,166,271
Amortization of debt discount	-	-	137,331
Loss in investment in securities	-	-	45,732
Changes in operating Assets and Liabilities
Accounts payable and accrued expenses	150,222	11,981	347,273
Due to related party, under consulting agreement	-	-	239,000
Unearned revenue	-	275,000	671,129
Due to related entity	-	30,000	30,090
Accrued interest due to related party	-	1,348	10,737

Net cash (used in) provided by operating activities	(35,725)	111,255	(49,939)

Investing Activities:
Purchase of securities	-	(45,732)	(45,732)

Net cash provided by (used in) investing activities	-	(45,732)	(45,732)

Financing Activities:
Net repayments on line of credit	-	-	(19,094)
Net proceeds from (repayments of) loans from related parties	26,123	(62,148)	8,080
Net proceeds (repayments of) notes payable	30,100	-	49,701
Net proceeds from common stock	-	-	55,000
Cash proceeds from Progressive	-	-	22,701

Net cash provided by (used in) financing activities	56,223	(62,148)	116,388

Net Increase (Decrease) in cash	20,498	3,375	20,717

Cash, beginning of period	219	2,284	-

Cash, end of period	$20,717	$5,659	$20,717

Supplemental Information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

Schedule of Non-Cash Activities:
Related party debt forgiveness	$-	$-	$30,090

The accompanying notes are an integral part of these statements.

DEMATCO, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2009

(UNAUDITED)

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Dematco, Inc, (formerly Advanced Media Training, Inc.; the “Company”) is engaged in the business of dematerializing or converting financial instruments from paper to electronic form so as to enable such instruments to be traded electronically on exchanges or exchange platforms on a peer to peer basis.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRESENTATION AND GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  The Company is in its development stage, has incurred significant losses since inception and has a working capital deficit.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

The Company plans to improve its financial condition by fulfilling its responsibilities under Dematerialization Services Agreements as described in Note 4. However, there is no assurance that the company will accomplish this objective.

DEMATCO, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2009

(UNAUDITED)

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from these estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include all short-term liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

PREPARATION OF INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interim condensed consolidated financial statements for the periods ended August 31, 2009 and August 31, 2008 have been prepared by the Company’s management, without audit, in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise noted) necessary to present fairly the Company’s financial position, results of operations and cash flows for the fiscal periods presented.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in these interim financial statements pursuant to the SEC’s rules and regulations, although the Company’s management believes that the disclosures are adequate to make the information presented not misleading.  The financial position, results of operations and cash flows for the interim periods disclosed herein are not necessarily indicative of future financial results.  These interim condensed consolidated financial statements should be read in

DEMATCO, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2009

(UNAUDITED)

conjunction with the annual financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

REVENUE RECOGNITION

The Company recognizes revenue under the Dematerialization Service Agreements described in Note 4 in the period in which the Dematerialization Life Settlement Policies are delivered to and accepted by the respective clients.

STOCK BASED COMPENSATION

Stock-based compensation is accounted for in accordance with SFAS No. 123(r). The cost of stock-based awards are measured at grant date based on the estimated fair value of the award and expensed at grant date or over any requisite service period.

FOREIGN CURRENCY TRANSLATION

The financial statements of Dematco, Ltd. are measured using the Great Britain Pound as the functional currency.  Assets, liabilities and equity accounts of Dematco, Ltd. are translated at exchange rates as of the balance sheet date.  Revenues and expenses are translated at average rates of exchange in effect during the period.  The resulting cumulative translation adjustments have been recorded as a separate component of stockholders’ deficit.  The consolidated financial statements are presented in the United States of America dollars.

INCOME TAXES

The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes.  Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

DEMATCO, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2009

(UNAUDITED)

NET LOSS PER SHARE

Basic and diluted net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding during the applicable fiscal periods.  At August 31, 2009, the Company had no potentially dilutive shares outstanding.  Potentially dilutive shares are excluded from the computation in loss periods, as their effect would be anti-dilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued expenses, due to related parties, and notes payable.  Pursuant to SFAS No. 107, “DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS,” the Company is required to estimate the fair value of all financial instruments at the balance sheet date.  The Company considers the carrying values of its financial instruments in the financial statements to approximate their fair values due to the short term nature of the instruments.

NOTE 3. INVESTMENT IN SECURITIES

On August 11, 2008, the Company purchased 1,600,000 shares of Private Trading Systems, PLC (“PTS”), for (£) 24,000, or $45,732.  The Company’s Chief Executive Officer and its principal shareholder are shareholders of PTS.  Additionally, the Company’s then Chief Financial Officer was an officer of PTS.  On November 30, 2008, the investment in PTS was determined to have had an other-than-temporary decline in value and was written down to $-0-.

DEMATCO, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2009

(UNAUDITED)

NOTE 4. UNEARNED REVENUE

During the last year ended May 31, 2009, the Company entered into contracts for the dematerialization of Life Settlement Policies and received $688,459 in deposits from clients.  Of this amount, $17,330 has been applied to the reimbursement of research and development expenses.  As of August 31, 2009, the Company has not brought the dematerialization process to a commercial stage of operation.

The Dematerialization Services Agreements provide for the Company to convert Life Settlements Policies to be purchased by the clients into electronic form facilitating the trading of such securities and have terms of up to three years. As compensation, the Company is to receive fees at a rate of two percent of the face value of the securities to be dematerialized, 0.25% upon commencement and 1.75% upon completion of the process to dematerialize the securities.

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

DEMATCO, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2009

(UNAUDITED)

NOTE 5. RELATED PARTY TRANSACTIONS

Due to related party consists of:

	August 31, 2009	May 31, 2009
Amounts due to former chief executive officer:
Note payable, 8% interest rate, due June 30, 2009	$38,645	$38,645
Accrued interest on note payable	8,896	8,896
Payable under consulting agreement which provided for monthly fees of $10,000 through December 31, 2008	239,000	239,000
Loan payable to owner of approximately 30% of the Company’s issued and outstanding common stock, 0% interest rate, due upon demand	28,080	1,957
Total	314,621	288,498

DEMATCO, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2009

(UNAUDITED)

NOTE 6. NOTE PAYABLE

The $49,701 notes payable at August 31, 2009 ($19,601 at May 31, 2009) are due to Denvel Limited, bear interest at 0% and are due upon demand.

NOTE 7. STOCKHOLDERS’ EQUITY

INCENTIVE STOCK PLAN

During February 2008, The Company executed The Dematco, Inc. 2008 Incentive Stock Plan, (the “Plan”).  The Plan is designed to retain directors, executives and selected employees and consultants and reward them for making major contributions to the success of the Company.  These objectives are accomplished by making long-term incentive awards under the Plan thereby providing participants with proprietary interest in the growth and performance of the Company.  The Plan shall be administered by the Company’s Board of Directors.  The persons who shall be eligible to receive grants shall be directors, officers, employees, or consultants to the Company.  Subject to adjustment as provided in the Plan, the total number of shares of stock which may be purchased or granted directly by options, stock awards or restricted stock purchase offers, or purchased indirectly through exercise of options granted under the Plan shall not exceed fifty million (50,000,000).  The Company shall reserve and keep available at all times during the term of the Plan such number of shares as shall be sufficient to satisfy the requirements of the Plan. In March 2008, a total of 35,250,000 shares valued at $1,410,000 were issued for services under the Plan.  In September and November 2008, a total of 15,000,000 shares valued at $385,000 were issued for services under the Plan.

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

You should be aware that our results of operations could materially be affected by a number of factors, which include, but are not limited to the following: economic and business conditions specific to the financial/securities industries; competition from other companies offering similar services, our ability to control costs and expenses, access to capital, and our ability to meet contractual obligations. There may be other factors not mentioned above or included elsewhere in this report that may cause actual results to differ materially from any forward-looking information.

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

The second critical accounting policy relates to the issuance of debt with a beneficial conversion feature. The Company has valued the convertible note payable (imputing an interest rate of 20%) and the related beneficial conversion option to convert the principal balance into shares using the “Relative Fair Value” approach. The fair value of the conversion option was determined using the Black Scholes model. The relative fair value of this conversion option represented approximately 83% of the total instrument, thus resulting in a large discount on the original debenture. The Company amortized the discount using the interest method through the date of conversion to common stock.

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

SELECT FINANCIAL INFORMATION

	For the Three Months Ended
	08/31/09	08/31/08
	(Unaudited)	(Unaudited)
Statement of Operations Data
Total revenue	$—	$—
Operating loss	$185,755	$(326,047)
Net loss per share	$(0.00)	$(0.00)

Balance Sheet Data	08/31/09	08/31/09
Total assets	$20,717	$219
Total liabilities	$1,382,549	$1,176,104
Stockholders' deficit	$(1,361,832)	$1,175,885

RESULTS OF OPERATIONS

GENERAL

On December 11, 2006, we completed the acquisition of Dematco, Ltd., and at the same time, elected a new slate of directors and appointed new corporate officers. Concurrent with the acquisition, our new management decided to change the Company's business to that of its just acquired wholly-owned subsidiary, Dematco, Ltd., and as soon as feasible to cease all activities related to the business of producing and distributing workforce training videos. Effective March 1, 2007, we entered into an Asset and Liability Assumption Agreement with our then wholly-owned subsidiary Progressive Training, Inc., and as a result ceased all activities associated with our former business.

Since that date, and for the foreseeable future, all of our efforts will be focused on the further development and marketing of our dematerialization process. During fiscal 2010, we plan to take the following steps in order to improve the process, and generate revenue from operations, (a) fulfill our existing contracts and (b) attempt to sign additional contracts for the dematerialization of financial instruments within the insurance industry.

On August 14, 2009, we entered into a Services Agreement with a finder in which we agreed to give this finder 10% of any compensation we receive from First Corporation for the introduction of investors to First Corporation following its share exchange with Acquma. The agreement terminates on December 31, 2009.

On that same date, we also entered into an additional Dematerialization Services Agreement, on our standard form, for the dematerialization of senior life settlement policies in the aggregate face amount of $50,000,000.

THREE-MONTH PERIOD ENDED AUGUST 31, 2009 COMPARED TO THREE-MONTH PERIOD ENDED AUGUST 31, 2008

REVENUES

EXPENSES

General and administrative expenses decreased $27,223 from $149,699 in 2008 to 122,476 in 2009, primarily as a result of lower personnel costs.

Research and development expenses decreased $112,500 from $175,000 in 2008 to $62,500 in 2009, primarily as a result of lower compensation charges for our significant stockholder in 2009.

NET LOSS

As a result of the aforementioned, our net loss was $185,755 for the three months ended August 31, 2009 and $326,047 for the three months ended August 31, 2008.

PLAN OF OPERATION

On March 1, 2007 we ceased all activities associated with our former business of the production and distribution of workforce training videos, see "Company History" and focused all efforts on the further development and marketing of our dematerialization process.

We will continue to devote our limited resources to marketing and developing our dematerialization process. At this time these efforts are focused on fulfilling the contracts mentioned above, and seeking to acquire additional contracts for the use of our dematerialization process. We cannot be certain that we will succeed in these efforts.

Management expects that revenues from our above mentioned contracts will provide sufficient funds to maintain operations, and satisfy our budgeted cash requirements through August 31, 2010.

We currently have no employees. Mr. Robert Stevens, our Chief Executive Officer (and principal accounting and financial officer) and Chairman of the Board of Directors, Mr. Lindsay Smith, our Director, and, our principal shareholder Mr. Terence Ramsden, each work on a part-time basis.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital deficit was $1,361,832 at August 31, 2009, which includes liabilities due to related parties and entities of $314,621.

Our cash flows used by operating activities were $35,725 for the three months ended August 31, 2009. This is the primary results of our net loss of $185,755 offset by a $150,222 increase in accounts payable and accrued expenses.

During the three months ended August 31, 2009 our cash flows provided by financing activities was $56,223, as a result of proceeds from loans.

We currently have no material commitments at this time to fund development of our dematerialization process or to acquire any significant capital equipment.

We are a company with a limited operating history and a history of net losses.

We had a cash balance of $20,717 on August 31, 2009.

If revenues from the sale of our dematerialization process do not provide sufficient funds to maintain operations, then we believe the raising of funds through borrowings from our shareholder or the sale of additional equity will be sufficient to satisfy our budgeted cash requirements through August 31, 2010. Additionally, we may attempt a private placement sale of our common stock. Further, our ability to pursue any business opportunity that requires us to make cash payments would also depend on the amount of funds that we can secure from these various sources.

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

ITEM 4T. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Mr. Robert Stevens, our Chief Executive Officer and principal accounting and financial officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report on Form 10-Q (the "Evaluation Date"). Based on that evaluation, Mr. Stevens has concluded that, as of the Evaluation Date, our disclosure controls and procedures are still not effective in ensuring that (i) information required to be disclosed by the company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) information required to be disclosed by the company in the reports that we file or submit under the Exchange Act is accumulated and communicated to the company's management, including our principal executive and financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and principal accounting and financial Officer, to allow timely decisions regarding required disclosure.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in this Quarterly Report on Form 10-Q accurately present our financial condition, results of operations and cash flows in all material respects.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as amended, that occurred during the fiscal quarter ended August 31, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. Because the company was cash constrained, and could not hire staff to take segregated duties. The company is now considering what if any extra staff will resolve this and ensure better internal control.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended August 31, 2009, no matters were submitted for vote to the Company's security holders.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Agreement with First Corporation, a Colorado corporation, dated as of July 1, 2009.

10.2	Services Agreement with Jurg Walker dated as of August 14, 2009.

31	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEMATCO, INC.
(Registrant)

Dated: October 20, 2009	/S/ ROBERT STEVENS
Robert Stevens, President and Chief
Executive Officer